Form 10-Q
period 1993-12-31
CONTINENTAL MEDICAL SYSTEMS INC /DE/
filed 1994-02-14
CIK 802284

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                 -------------

                                   FORM 10-Q

                                 -------------
(Mark One)

    X    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
  -----                      Exchange Act of 1934

               For the quarterly period ended December 31, 1993

                                      or

         Transition Report Pursuant to Section 13 or 15(d) of the Securities
  -----                      Exchange Act of 1934

                        Commission file number 0-15088


                       CONTINENTAL MEDICAL SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                               51-0287965
 (State of incorporation)                                   (I.R.S. Employer
                                                           Identification No.)


                                600 Wilson Lane
                                 P.O. Box 715
                           Mechanicsburg, PA  17055
                        Telephone Number (717) 790-8300
                      -----------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

      Yes   X                                               No
          -----                                                -----


As of January 31, 1994, there were 37,610,967 shares of the Registrant's $.01 par value Common Stock outstanding.

================================================================================

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 1993 and June 30, 1993



                                                  December 31,        June 30,
Assets                                               1993               1993
- --------------------------------------------------------------------------------
                                               (In thousands, except share data)

Current assets:
  Cash and cash equivalents                        $ 75,558            $ 64,444
  Accounts receivable, net of allowance
   for doubtful accounts
   ($15,249, December 31, 1993 $17,426,
   June 30, 1993)                                   242,651             220,122
  Other receivables                                  11,916              10,801
  Prepaid income taxes                                                    3,412
  Deferred income taxes                              10,212               5,062
  Prepaid expenses                                   15,170              14,243
                                                   --------            --------
                                                    355,507             318,084
                                                   --------            --------

Property and equipment, net                         288,349             289,822
                                                   --------            --------

Other:
  Goodwill, net                                      74,222              58,461
  Investments                                        15,958              16,694
  Notes receivable                                   28,947              29,461
  Deferred income taxes                                                   2,847
  Deferred costs, new facilities, net                25,483              28,634
  Other assets                                       29,638              28,225
                                                   --------            --------
                                                    174,248             164,322
                                                   --------            --------
                                                   $818,104            $772,228
                                                   ========            ========


Liabilities and Stockholders' Equity
- --------------------------------------------------------------------------------

Current liabilities:
    Current portion of long-term debt              $  3,667            $  3,809
    Current portion of deferred income                  875               1,163
    Accounts payable                                 19,785              27,515
    Accrued expenses                                 72,885              64,602
    Due to third-party payors                        12,280              13,857
    Income taxes payable                              1,696
                                                   --------            --------
                                                    111,188             110,946

Long-term debt, net of current portion              412,139             382,602
Deferred income                                       3,200               3,549
Deferred income taxes                                   710
Other liabilities                                     2,695               4,005
                                                   --------            --------
                                                    529,932             501,102
                                                   --------            --------

Minority interests                                   14,843              13,430
                                                   --------            --------

Commitments and Contingencies (Note 4)

Stockholders' equity:
    Preferred stock, $.01 par; authorized
     10,000,000 shares; none issued
    Common stock, $.01 par; authorized
     80,000,000 shares; 37,550,293 shares
     issued and outstanding, December 31,
     1993 (36,934,546, June 30, 1993)                   375                 369
    Capital in excess of par                        184,453             180,187
    Retained earnings                                88,501              77,140
                                                   --------            --------
                                                    273,329             257,696
                                                   --------            --------
                                                   $818,104            $772,228
                                                   ========            ========

See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries


Consolidated Statements of Income




                                                               Three Months Ended                    Six Months Ended
                                                                  December 31,                         December 31,

                                                             1993                1992              1993              1992
- ---------------------------------------------------------------------------------------------------------------------------
                                                                    (In thousands, except per share data)

Net operating revenues                                  $   249,041         $   218,536       $   498,803       $   428,425
                                                         ----------          ----------        ----------        ----------
Costs and expenses:
  Cost of services                                          217,281             184,334           429,463           364,856
  General and administrative                                  5,936               5,066            11,856             9,447
  Interest expense                                            9,751               4,873            19,003             8,292
  Depreciation and amortization                               9,734               7,206            18,776            13,436
                                                         ----------          ----------        ----------        ----------
                                                            242,702             201,479           479,098           396,031
                                                         ----------          ----------        ----------        ----------

Income from operations                                        6,339              17,057            19,705            32,394
Other income, principally interest                              890                 703             1,762             1,312
                                                         ----------          ----------        ----------        ----------

Income before minority interests and
  income taxes                                                7,229              17,760            21,467            33,706
Minority interests                                             (863)             (1,638)           (2,374)           (2,908)
                                                         ----------          ----------        ----------        ----------

Income before income taxes                                    6,366              16,122            19,093            30,798
Income taxes                                                  2,578               6,126             7,732            11,707
                                                         ----------          ----------        ----------        ----------
Net income                                              $     3,788         $     9,996       $    11,361       $    19,091
                                                         ==========          ==========        ==========        ==========

Net income per common share and common
  equivalent share (Note 5):
    Primary                                             $       .10         $       .26       $       .30       $       .50
                                                         ==========          ==========        ==========        ==========
    Fully diluted                                       $       .10         $       .26       $       .29       $       .50
                                                         ==========          ==========        ==========        ==========

Weighted average number of shares outstanding:
    Primary                                              38,364,233          37,866,946        38,146,140        37,778,713
    Fully diluted                                        38,598,379          38,100,591        38,410,534        38,013,357



See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries


Consolidated Statement of Stockholders' Equity

Six Months Ended December 31, 1993

- --------------------------------------------------------------------------------




                                Common Stock
                             -------------------   Capital
                              Shares              in excess  Retained
                              issued     Amount    of par    earnings   Total
                             ---------------------------------------------------
                                   (In thousands, except shares issued)

Balance, July 1, 1993       36,934,546   $   369  $ 180,187  $ 77,140  $ 257,696

Stock issued pursuant to:
  Employee benefit plans       123,740         1        722                  723
  Acquisition agreements       492,007         5      3,544                3,549

Net income for the six
 months                                                        11,361     11,361
                            ----------   -------  ---------  --------  ---------
Balance, December 31, 1993  37,550,293   $   375  $ 184,453  $ 88,501  $ 273,329
                            ==========   =======  =========  ========  =========





See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows




                                               Six Months Ended
                                                 December 31,

                                              1993         1992
- ------------------------------------------------------------------
                                                (In thousands)

Cash flows from operating activities:
  Net income                                 $ 11,361    $  19,091
                                             --------    ---------

  Adjustments:
      Depreciation and amortization            18,776       13,436
      Other                                    (1,049)       2,669
        Increase (decrease) in cash from
         changes in assets and liabilities,
         excluding effects of acquisitions
         and dispositions:
         Accounts receivable                  (22,230)     (38,877)
         Other assets                          (4,965)      (6,247)
         Accounts payable and accrued
           expenses                              (540)      (1,504)
         Other liabilities                     (3,524)      (6,945)
         Income taxes                           4,451       (6,473)
                                             --------    ---------
  Total adjustments                            (9,081)     (43,941)
                                             --------    ---------

  Net cash provided by (used in)
   operating activities                         2,280      (24,850)
                                             --------    ---------


Cash flows from investing activities:
    Payments pursuant to acquisition
     agreements, net of cash acquired         (14,010)     (73,578)
    Cash proceeds from sale of property
     and equipment                             13,464
    Deferred costs, new facilities             (2,654)      (4,787)
    Acquisition of property and
     equipment                                (17,660)     (59,289)
    Notes receivable                              514       (8,596)
    Other investing activities                    726       (8,152)
                                             --------    ---------

    Net cash used in investing
     activities                               (19,620)    (154,402)
                                             --------    ---------


Cash flows from financing activities:
    Long-term debt borrowing                   88,274      324,989
    Long-term debt repayment                  (59,193)    (151,259)
    Deferred financing costs                     (866)      (8,145)
    Issuance of common stock                      723        5,835
    Capital contributions by minority
     interests                                  1,408          168
    Dividends of pooled company                                (79)
    Distributions to minority interests        (1,892)      (1,516)
                                             --------    ---------

    Net cash provided by financing
     activities                                28,454      169,993
                                             --------    ---------

Increase (decrease) in cash and cash
 equivalents                                   11,114       (9,259)
Cash and cash equivalents, beginning of
 period                                        64,444       35,426
                                             --------    ---------
Cash and cash equivalents, end of period     $ 75,558    $  26,167
                                             ========    =========


Continental Medical Systems, Inc. and Subsidiaries


                                                       Six Months Ended
                                                         December 31,

                                                       1993          1992
- ----------------------------------------------------------------------------
                                                          (In thousands)

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest, net of amounts capitalized ($1,227
     and $2,808 in fiscal 1994 and 1993,
     respectively)                                    $ 19,894      $  5,234
                                                       =======       =======
    Income taxes                                      $  3,838      $ 18,919
                                                       =======       =======


Supplemental schedule of noncash investing and financing activities:

  The company issued stock pursuant to various
    acquisition agreements                            $  3,549      $  2,146
                                                       =======       =======







See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



________________________________________________________________________________


1.  Basis of presentation:

In the opinion of the Company, the accompanying interim consolidated financial statements present fairly the Company's financial position at December 31, 1993, the results of its operations, and its cash flows for the three and six month periods then ended. All adjustments are of a normal and recurring nature.
These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto which were presented in the Company's 1993 Annual Report to Stockholders and incorporated by reference in its Form 10-K for the year ended June 30, 1993. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year due to, among other things, new hospital development, acquisitions, interest rate changes and fluctuations in effective tax rates. Comparisons to the prior year might also be affected for similar reasons. Certain items in the fiscal 1993 financial statements have been reclassified to conform to the classifications in the fiscal 1994 financial statements.


2.  Long-term debt:

On December 31, 1993, the Company amended its credit facility with Citibank, N.A., as agent for a group of several banks. The amendment extended the revolving loan period under the facility to December 31, 1996, increased the commitments under the credit facility from $225,000,000 to $235,000,000 and amended certain financial covenants.


3.  Income taxes:

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Previously the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of other assets and liabilities. As permitted by this new accounting standard, the Company has elected not to restate the financial statements of prior years. The cumulative effect of adopting FAS 109 was not material; in addition, there was no effect on pre-tax income for this prospective adoption.

Continental Medical Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



________________________________________________________________________________


3.  Income taxes (continued):

Deferred tax liabilities (assets) were comprised of the following at July 1, 1993 (in thousands):

        Deferred tax liabilities:
          Depreciation                                           $ 3,939
          Other                                                    1,574
                                                                 -------
           Total                                                   5,513
                                                                 -------

        Deferred tax assets:
          Development and pre-opening costs                       (1,461)
          Bad debt reserves                                       (6,448)
          Investment valuations                                   (2,353)
          Malpractice accrual                                     (1,218)
          Health insurance accrual                                  (648)
          Deferred revenue                                        (1,691)
          Accrued vacation pay                                    (1,564)
          Other                                                   (2,053)
                                                                 --------
           Total                                                 (17,436)
                                                                 --------

        Valuation allowance for deferred tax assets                  671
                                                                 --------

        Excess deferred tax assets over liabilities             ($11,252)
                                                                =========

The valuation allowance is the result of the uncertain state tax benefits resulting from states requiring separate return filings and with no loss carryover provisions.

On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 increased the top corporate tax rate from 34% to 35% effective retroactive to January 1, 1993. The effects of this tax law change were not material to the Company's net deferred tax assets and are included in the operating income tax provision.


4.  Contingencies:

The Company has terminated certain contractual arrangements in its contract therapy business with certain third party providers. As a result, the Company is potentially subject to increased credit risk with regard to the accounts receivable related to the former arrangements. The Company is currently negotiating with these payors to secure payment of these receivables. However, the Company is unable to estimate the ultimate outcome of these negotiations and its subsequent collections. The receivable net of allowances related to these arrangements at December 31, 1993 is $17,000,000.

The Company guarantees payment throughout the term of a bond issue to an economic development authority of amounts due and payable by the owner of a long-term care facility previously managed by the Company. The outstanding bonds totalled approximately $6,177,000 at December 31, 1993.

Continental Medical Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



________________________________________________________________________________


4.  Contingencies (continued):

Outstanding letters of credit aggregated approximately $25,355,000 at December 31, 1993.

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated, including without limitation malpractice claims covered under the Company's insurance policies. In the opinion of management, after consulting with company counsel, the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.


5.  Earnings per share:

Net income per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus the effect of common shares contingently issuable, primarily from stock options and acquisition agreements requiring the issuance of shares contingent on future earnings.

Fully diluted earnings per share are determined on the assumption that the 7 3/4% convertible subordinated debentures were converted July 1, 1992. Net income was adjusted for the interest on the debentures, net of the related income tax benefits.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended December 31, 1993

________________________________________________________________________________

Overview

The Company's results of operations for the three and six months ended December 31, 1993 and 1992 reflect the growth of the Company's contract therapy businesses as well as the development of new inpatient hospitals and outpatient facilities. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's fiscal 1993 Annual Report to Stockholders and incorporated by reference in its Form 10-K for the fiscal year ended June 30, 1993.

During the six months ended December 31, 1992, the Company began construction of three new inpatient rehabilitation hospitals and commenced operations at two inpatient rehabilitation hospitals adding 107 beds. In addition, the Company opened 16 outpatient clinics. During the remainder of the fiscal year, the Company opened four new inpatient rehabilitation hospitals adding 240 beds and opened 23 outpatient clinics. In February 1993, the Company acquired Kron Medical Corporation ("Kron"), a physician/locum tenens business. The acquisition of Kron was accounted for as a pooling of interests, and accordingly, the Company's financial results have been restated to include the results of Kron prior to February 1993.

During the six months ended December 31, 1993, the Company opened three new inpatient rehabilitation hospitals adding 166 beds and opened 23 outpatient clinics. In addition, construction began on an inpatient rehabilitation hospital which will be operated by a joint venture controlled by the Company. The real estate to this project will be financed by third parties and owned by a partnership in which the Company has a minority interest. At December 31, 1993, there were two rehabilitation hospitals, including the previously mentioned hospital owned through a partnership, with 108 beds under construction.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended December 31, 1993

- --------------------------------------------------------------------------------

Results of Operations

The following table sets forth, for the periods indicated, the relative percentages of net operating revenues which certain items in the Company's Consolidated Statements of Income represent.

                                                           Three Months Ended                   Six Months Ended
                                                              December 31,                        December 31,
                                                         1993               1992              1993             1992
- -------------------------------------------------------------------------------------------------------------------------
Net operating revenues                                  100.0%             100.0%            100.0%           100.0%
                                                        ------             ------            ------           ------
Costs and expenses:
  Cost of services                                       87.3               84.4              86.1             85.2
  General and administrative                              2.4                2.3               2.4              2.2
  Interest expense                                        3.9                2.2               3.8              1.9
  Depreciation and amortization                           3.9                3.3               3.8              3.1
                                                         -----              -----             -----            -----
                                                         97.5               92.2              96.1             92.4
                                                         -----              -----             -----            -----
Income from operations                                    2.5                7.8               3.9              7.6
Other income (expenses):
  Income, principally interest                             .4                 .3                .4               .3
                                                         ------             ------            ------          ------
Income before minority interests
  and income taxes                                        2.9                8.1               4.3              7.9
Minority interests                                        (.4)               (.8)              (.5)             (.7)
                                                         ------             ------            ------          ------
Income before income taxes                                2.5                7.3               3.8              7.2
Income taxes                                              1.0                2.8               1.6              2.7
                                                         -----              -----             ------          ------
Net income                                                1.5%               4.5%              2.2%             4.5%
                                                         =====              =====             =====            =====

The federal government as well as state governments continue to discuss, propose and implement various measures to control rising healthcare costs, improve quality and provide funding for those who currently lack health insurance. Moreover, within the private sector the healthcare delivery system is experiencing rapidly changing market conditions primarily attributable to increased competition and the increased influence of managed care on pricing and utilization. The Company cannot predict how these regulatory and market changes will affect future operating results.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended December 31, 1993

- --------------------------------------------------------------------------------


Results of Operations (continued)

Net operating revenues:

Net operating revenues for the second quarter of fiscal 1994 increased by 14% to $249,041,000 from $218,536,000 for the same period of the prior year. During the six months ended December 31, 1993, net operating revenues increased 16% to $498,803,000 from $428,425,000 for the same period in the prior year. The following table summarizes the net operating revenues for each of the Company's operating groups (in thousands):

                                               Three Months Ended                           Six Months Ended
                                                  December 31,            Increase             December 31,          Increase
                                               1993         1992         (Decrease)         1993         1992       (Decrease)
- ---------------------------------------------------------------------------------------------------------------------------------
Rehabilitation group:

  Hospitals (Fiscal year of opening):

   Pre-1993 (28 hospitals)                    $106,277     $112,207         (5%)           $214,430      $224,141       (4%)

   1993 Openings (6 hospitals)                  17,215        4,397        292%              33,594         8,092      315%

   1994 Openings (3 hospitals)                   5,467          N/A         N/A               8,710           N/A       N/A
                                             ---------    ---------                        --------    ----------

                                               128,959      116,603         11%             256,734       232,233       11%

  Other rehab related                            4,757        2,366        101%              10,001         5,136       95%
                                             ---------    ---------                       ---------     ---------

  Total                                        133,716      118,969         12%             266,735       237,369       12%
                                             ---------    ---------                       ---------     ---------

Contract services group:

  Physician services                            22,823       24,739         (8%)             49,370        50,993       (3%)

  Contract therapy                              88,766       69,295         28%             175,432       130,709       34%
                                             ---------    ---------                       ---------     ---------

                                               111,589       94,034         19%             224,802       181,702       24%
                                             ---------    ---------                       ---------     ---------

Other                                            3,736        5,533        (32%)              7,266         9,354      (22%)
                                             ---------    ---------                       ---------      --------



                                              $249,041     $218,536         14%            $498,803      $428,425       16%
                                              ========     ========                        ========      ========

"Other rehab related" revenues referred to in the above table include revenues from unit management and certain outpatient operations. Both the rehabilitation hospital group and the contract therapy services offer outpatient rehabilitation services. "Other" revenues referred to in the above table consist principally of revenues from long-term care operations at two rehabilitation inpatient hospitals and Medicare reimbursement of certain home office costs which comprise general and administrative costs.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended December 31, 1993

- --------------------------------------------------------------------------------


Results of Operations (continued)

Rehabilitation hospital group:

The increases in net operating revenues generated by the rehabilitation hospital group resulted from new hospital openings. Net operating revenues generated by the Company's 28 rehabilitation hospitals opened for all of fiscal 1993 and the six months ended December 31, 1993 (the "Pre-1993 Hospitals") declined 5% and 4% during the three and six months ended December 31, 1993, respectively, as compared to the prior year. These declines are principally due to the under-performance of the Company's six rehabilitation hospitals located in California (excluding the Company's California facilities, the Pre-1993 Hospitals' net operating revenues declined 3% and 1% during the three and six months ended December 31, 1993), the impact of the Company's new transitional units which provide sub-acute rehabilitation services, and decreasing census.

Net operating revenues at the Company's Pre-1993 Hospitals in California decreased 16% and 17% for the three and six months ended December 31, 1993, as compared to the same periods in the prior year. The declines in net operating revenues at the Company's California facilities are due to lower census at the facilities which the Company generally attributes to changes in the healthcare delivery system in California. California's market is now dominated by alliances between physicians and acute care hospitals which have formed in response to the significant penetration of large payors and other managed care plans within the state. This penetration has reduced utilization of inpatient services at the Company's rehabilitation hospitals.

The Company is a provider to managed care payors in many of its markets in addition to its California facilities. Managed care programs are designed to encourage more efficient utilization and cost containment of medical services. Additionally, managed care payors are negotiating discounted or per diem rates directly with the Company's rehabilitation hospitals which may adversely affect the revenue growth and operating margins of the rehabilitation hospital group. The Company is establishing cost accounting systems as well as outcomes documentation and resource consumption information in order to demonstrate the cost effectiveness of rehabilitation services. The Company believes this data will be instrumental in its ability to negotiate with managed care payors.

The Company has opened 14 transitional units, with a total of 196 beds, within its Pre-1993 Hospitals since December 31, 1992. Transitional units provide a lower level of care and consequently generate significantly lower revenues per occupied bed than an acute rehabilitation bed. However, the Company believes that its transitional units will increase its overall inpatient utilization at its hospitals and expand its continuum of services at various levels of care and cost. The Company believes the transitional units enable it to more effectively compete with other rehabilitation providers, including general acute care hospital based rehabilitation units, sub-acute units, skilled nursing facilities and other providers. The Company plans to open transitional units in all of its hospitals.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended December 31, 1993

- --------------------------------------------------------------------------------


Results of Operations (continued)

Rehabilitation hospital group (continued):

Following are selected statistics for the Pre-1993 Hospitals (excluding the Company's California facilities):


                                           Three Months                             Six Months
                                              Ended                                   Ended
                                           December 31,                            December 31,
                                       1993            1992        % Change      1993        1992       % Change
- ------------------------------------------------------------------------------------------------------------------
Occupancy percentage                     68.0%           70.4%         (3%)            69.0%       70.5%    (2%)
Admissions                               4,302           3,953          9%             8,478       7,919     7%
Average length of stay (days)             21.9            23.3         (6%)             22.3        23.8    (6%)
Patient days                            93,543          94,400         (1%)          188,917     188,878     0%
Outpatient treatments                  586,405         514,190         14%         1,178,203   1,029,522    14%
Outpatient % of net revenue              19.1%           18.4%          4%             20.0%       19.0%     5%

Excluding the California facilities, occupancy percentage for the Pre-1993 Hospitals for the three months ended December 31, 1993 was 68% as compared to 70.4% during the same period in the prior year. These same facilities' occupancy for the six months ended December 31, 1993 was 69% as compared to 70.5% during the same period in the prior year. These declines in occupancy percentage from fiscal 1993 were due to a lower patient average length of stay in fiscal 1994 -21.9 days and 22.3 days for the three and six months ended December 31, 1993, respectively, as compared to 23.3 days and 23.8 days for the three and six months ended December 31, 1992, respectively. Average length of stay declined, in part, due to cost control and case management review by private payors and efficiencies in treatments as the Company's hospitals mature. However, due to changes in reimbursement methods, such as the Tax Equity and Fiscal Responsibility Act ("TEFRA") regulations, the number of admissions in addition to occupancy percentages and average length of stay are important in monitoring the results of these hospitals as revenue growth becomes increasingly dependent upon patient volume. The lower patient average length of stay in both the three and six month periods was partially offset by increases in admissions of 9% and 7% in the three and six months ended December 31, 1993, respectively, as compared to the prior period.

The timing of new hospital openings during fiscal 1993 makes a comparison of occupancy percentages for the three and six month periods ended December 31, 1993 with the comparable periods in the prior fiscal year for these hospitals not meaningful. The rehabilitation hospitals opened in fiscal 1993 (the "1993 Hospitals") increased their patient days to 22,162 for the three months ended December 31, 1993 from 5,547 for the three months ended December 31, 1992. The 1993 Hospitals increased their patient days to 41,358 for the six months ended December 31, 1993 from 9,743 for the same period of the prior year. The occupancy percentages for the 1993 Hospitals for the three and six months ended December 31, 1993 were 69% and 65%, respectively. The occupancy percentage for rehabilitation hospitals opened in fiscal 1994 (the "1994 Hospitals") was 33% for both the three and six months ended December 31, 1993. The 1994 Hospitals' patient days were 4,893 and 7,997 for the three and six months ended December 31, 1993, respectively.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended December 31, 1993

- --------------------------------------------------------------------------------


Results of Operations (continued)

Rehabilitation hospital group (continued):

Total outpatient treatments for the rehabilitation hospital group for the three months ended December 31, 1993 rose to 756,733, a 32% increase over 573,829 provided in the same period of the prior year. For the six months ended December 31, 1993, outpatient treatments were 1,492,775, a 31% increase over the same period of the prior year. Outpatient services represented approximately 16% and 15% of the rehabilitation group's net operating revenues for the comparative three month periods ended December 31, 1993 and 1992, respectively, and 17% and 16% for the six months ended December 31, 1993 and 1992, respectively.

The percentage of net operating revenues generated by Medicare/Medicaid patients at the rehabilitation hospitals was 64% for the three months ended December 31, 1993 and 1992, and 62% and 63% for the six months ended December 31, 1993 and 1992, respectively.

The Company's neurological center in Maryland has also had a negative impact on results due to certain limitations placed on its charges by the state of Maryland. The Company has obtained a temporary rate increase which will become permanent upon the resolution of the Company's negotiations with the state of Maryland to expand the levels of treatment at its neurological center. The Company is unable at this time to predict the final outcome of these actions or their impact on its results.

Contract services group:

Contract therapy services:

The increases in net operating revenues generated by the contract therapy companies resulted from same company growth through the addition of new contracts with both existing and new providers. The number of facilities served increased by 3% over the same period in the prior year. The contract therapy companies now serve over 2,400 facilities.

Approximately 77% and 78% of the net operating revenues in the three and six months ended December 31, 1993, respectively, and 73% of the net operating revenues in both the three and six months ended December 31, 1992 were generated through the provision of therapist services to skilled nursing facilities, while the remainder was generated by therapy services to hospitals, schools, clinics and other institutions.

The percentage of net operating revenues generated from direct services to Medicare/Medicaid patients was 20% for both the three and six months ended December 31, 1993. This represents an increase from 16% for both the three and six months ended December 31, 1992. The principal reason for the increases in fiscal 1994 is the Company's decision to terminate its contractual arrangements with certain third party providers. Under these arrangements, the Company provided therapy services to Medicare patients through a certified intermediary. As a result of terminating these arrangements, the Company, in many instances, now provides the same services directly to Medicare patients; therefore, the Company expects this percentage to increase.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended December 31, 1993

- --------------------------------------------------------------------------------

Results of Operations (continued)

Contract services group (continued):

Contract therapy services (continued):

During the six months ended December 31, 1993, productivity per therapist has declined which negatively impacted results. The Company is in the process of consolidating homogeneous contract therapy product lines to gain efficiency and consistency in delivery of care. Additionally, the group's contract respiratory services' revenues have declined because of changes in reimbursement in the state of Indiana.


Physician/locum tenens services:

The declines in the Company's physician/locum tenens services net operating revenues were a result of reduced demand and pricing pressures in the specialist product line of the Company's physician/locum tenens services. Net operating revenues for the specialist product line for the three months ended December 31, 1993 declined 20% as compared to the same quarter of the prior year and declined 14% for the six months ended December 31, 1993 as compared to the same period of the prior year. This decline was partially offset by the 30% and 26% increase in revenues for the primary care product line during the three and six months ended December 31, 1993, respectively.

The following tables set forth filled days by discipline:

                                    Three Months Ended
                                       December 31,
                               1993                 1992
- -------------------------------------------------------------------------------
                          Number              Number              Increase
                         of days    %        of days     %       (decrease)
Physicians:
  Primary care           11,962     42.0      9,705      30.5     23.3%
  Specialty care         12,586     44.2     15,586      49.0    (19.2%)
Allied professionals      3,926     13.8      6,510      20.5    (39.7%)
                         ------    -----     ------     -----
                         28,474    100.0     31,801     100.0    (10.5%)
                         ======    =====     ======     =====

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended December 31, 1993

- --------------------------------------------------------------------------------


Results of Operations (continued)

Contract services group (continued):

Physician/locum tenens services (continued):

                                     Six Months Ended
                                        December 31,
                               1993               1992
- ------------------------------------------------------------------------------
                          Number             Number             Increase
                         of days    %       of days    %       (decrease)
Physicians:
  Primary care            23,262    38.1     19,167    29.3     21.4%
  Specialty care          27,809    45.4     32,167    49.2    (13.6%)
Allied professionals      10,064    16.5     14,013    21.5    (28.2%)
                          ------   -----     ------   -----
                          61,135   100.0     65,347   100.0     (6.4%)
                          ======   =====     ======   =====

The decline in specialty care and allied professional days is due to reduced demand as a result of the uncertainty regarding healthcare reform and additional competition in local markets. Allied professionals represent approximately 10% of physician/locum tenens services net operating revenues for the three months ended December 31, 1993 and 11% for the six months ended December 31, 1993. The increase in primary care filled days and its relative increase as a percentage of total filled days reflects the increased demand for primary care physicians and the Company's increased emphasis on this product line. The Company believes the primary care physician product line has greater growth prospects than its specialist product line.

Costs and expenses:

Cost of services increased to $217,281,000 for the three months ended December 31, 1993, an 18% increase over the cost of services for the three months ended December 31, 1992 of $184,334,000. For the six months ended December 31, 1993, cost of services was $429,463,000, an increase of 18% over $364,856,000 for the same period of the prior year. This increase is attributable to the opening of new rehabilitation hospitals and outpatient clinics, and expansion of businesses within the contract services group. Cost of services as a percentage of net operating revenues increased from 84.4% for the three months ended December 31, 1992 to 87.3% for the three months ended December 31, 1993. For the six months ended December 31, 1993, the percentage was 86.1%, an increase from 85.2% for the comparable period in the prior year. The increases in cost of services as a percentage of net operating revenues are due to the under-performance of the California hospitals; within contract therapy business, the decline in per therapist productivity, pricing pressures principally within the Company's respiratory therapy services, and the elimination of certain contractual arrangements with third party providers; and the declines in the physician services/locum tenens specialist line revenues and filled days. In addition, increased development costs have contributed to the increase in cost of services as a percentage of net operating revenues as a result of the Company's change in accounting policy at June 30, 1993 regarding the deferral of such costs.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended December 31, 1993

- --------------------------------------------------------------------------------

Results of operations (continued)

Costs and expenses (continued):

General and administrative expenses increased in the second quarter of fiscal 1994 and the six months then ended as compared to the comparable periods in fiscal 1993 in total dollars and as a percentage of net operating revenues. This is due to increased staffing to support the operating groups and a redeployment of the Company's resources formerly involved with the development of hospitals as a result of changes in the Company's development strategy.

Interest expense for the three months ended December 31, 1993 totalled $9,751,000 compared to $4,873,000 for the three months ended December 31, 1992, an increase of $4,878,000. For the six months ended December 31, 1993, interest expense totalled $19,003,000, an increase of $10,711,000 from the six months ended December 31, 1992. The increases in fiscal 1994 are due to a higher average outstanding debt balance and a higher average interest rate resulting from the issuance of $150,000,000 of senior subordinated notes in March 1993.
In addition, interest expense was impacted by a reduction in the amount of interest capitalized related to new hospital construction, as the Company has fewer hospitals under construction in fiscal 1994. For the three and six month periods ended December 31, 1993, interest costs of $360,000 and $1,227,000, respectively, related to the rehabilitation hospitals under construction were capitalized. For both the three and six months ending December 31, 1992, interest costs of $1,796,000 and $2,808,000 were capitalized, respectively.

Depreciation and amortization as a percentage of net operating revenues increased in both the three and six months ended December 31, 1993. This increase resulted from the depreciation on the new rehabilitation hospitals which are owned rather than leased by the Company and an increase in goodwill amortization resulting from acquisitions.

Minority Interests:

Minority interests in net income decreased for both the three and six months ended December 31, 1993. This decline is primarily due to declining earnings at the Company's joint ventured California rehabilitation hospitals.

Income Taxes:

Effective July 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." See note 3 of the Notes to Consolidated Financial Statements for a description of the Statement and its implementation.

Income taxes as a percentage of income before income taxes were 40.5% for both the three and six months ended December 31, 1993 and 38% for both the three and six months ended December 31, 1992. The rate for fiscal 1993 reflects the restatement for Kron, which as an S-Corporation prior to its acquisition made no provision for income taxes. The pro forma effective rate excluding Kron prior to its acquisition was 39.1% for the three and six months ended December 31, 1992. The increase in the effective rate was due to an increase in non-deductible goodwill costs, the mix of state income which was not as favorable as in the prior fiscal years and the impact of the Omnibus Budget Reconciliation Act of 1993.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended December 31, 1993

- --------------------------------------------------------------------------------

Capital Resources and Liquidity

For the six months ended December 31, 1993, operating activities provided $2,280,000 of cash. The primary uses of cash for operating activities were to fund the increase in accounts receivable, repay accrued cost reimbursement adjustments due to Medicare and the semi-annual payments of interest for the Company's Senior Subordinated debentures. The increase in accounts receivable was caused primarily by the Company's increased revenue from the new rehabilitation hospitals opened in fiscal 1994 and 1993. Growth in consolidated days sales outstanding at December 31, 1993 to 94 days over 89 days at June 30, 1993, also, contributed to the increase in accounts receivable. The increase in consolidated days sales outstanding is primarily due to an increase in amounts due from the federal government's Medicare program under interim payment plans. Investing activities, primarily development, construction and acquisition activities, resulted in uses of cash of $19,620,000 during the six months ended December 31, 1993. Real estate and other assets were sold resulting in cash inflows of $13,464,000. In addition to available cash, net long-term borrowings of $29,081,000 were used to fund these cash requirements. See the Consolidated Statements of Cash Flows for a detailed analysis of the components of cash flow.

Long-term debt outstanding at December 31, 1993 totalled $415,806,000 including $3,667,000 which represents the current portion of long-term debt. The Company's Credit Facility was amended on December 31, 1993, to provide up to $235,000,000 in a revolving line of credit, of which up to $35,000,000 is available in the form of letters of credit. At December 31, 1993, approximately $57,000,000 of working capital borrowing, and $25,355,000 of letters of credit were outstanding under the Credit Facility. The amendment also extended the revolving loan period to December 31, 1996 and amended certain financial covenants. See footnote 6 to the Notes to the Consolidated Financial Statements for the year ended June 30, 1993 for further explanation of long-term debt.

The Company has terminated certain contractual arrangements in its contract therapy business with certain third party providers. As a result, the Company is potentially subject to increased credit risk with regard to the accounts receivable related to the former arrangements. The Company is currently negotiating with these payors to secure payment of these receivables. However, the Company is unable to estimate the ultimate outcome of these negotiations and its subsequent collection. The receivable net of allowances related to these arrangements at December 31, 1993 is $17,000,000.

The Company's ongoing capital requirements relate principally to routine capital expenditures, costs associated with its rehabilitation hospitals under construction, future development projects (including outpatient clinics), potential acquisitions and growth of its contract services companies. The Company's commitments under various construction agreements approximated $1,137,000 at December 31, 1993. The Company presently expects to construct fewer freestanding rehabilitation hospitals during fiscal 1994 than in prior years. In addition, capital may be required to make contingent payments required in connection with the Company's previous acquisitions and for working capital needs.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended December 31, 1993

- --------------------------------------------------------------------------------


Capital Resources and Liquidity (continued)

The Company has historically expanded its business, in part, through selective acquisitions and intends to pursue additional acquisition opportunities from time to time. It is anticipated that future acquisitions will be funded through the issuance of capital stock and payment of cash and other considerations. Management believes that current sources of liquidity are sufficient to meet the needs of the Company's business for fiscal 1994. Liquidity on a short-term basis will be provided internally from the Company's operating cash flow and externally from its Credit Facility. At December 31, 1993 the Company had $152,645,000 of unused borrowing capacity (subject to applicable covenants which may limit borrowing capacity) under its Credit Facility, of which $9,645,000 is available in the form of letters of credit. Additionally, the Company believes it has the capacity to obtain additional debt and equity financing to supplement its operating cash flow in order to meet the Company's needs beyond those anticipated in fiscal 1994.

The Company announced on February 1, 1994, that it is currently refining its business plan, which could include a restructuring of certain elements of its business. The Company is unable at the present time to predict the impact this will have, if any, on its operating results and its liquidity.

Continental Medical Systems, Inc. and Subsidiaries

Form 10-Q - For the Quarter ended December 31, 1993



- --------------------------------------------------------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Registrant's Annual Meeting of Stockholders was held on November 10,
    1993.

(b) Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees to elect two Class II directors for a term expiring in 1996 as listed in the proxy statement, and all such nominees were elected.

(c) The matters voted on at the meeting and the results of the votes were as follows:

     (1)  To elect two Class II directors for a term expiring in 1996.

          The vote on the proposal was as follows:

                                     For     Withheld
                                     ---     --------
          Frank DeFazio          28,565,290  5,264,419
          Robert A. Ortenzio     28,566,490  5,263,219

     (2)  To approve the adoption of the 1994 Stock Option Plan.

          The vote on the proposal was as follows:

                                               Broker
          For             Against    Abstain  Non-Votes
          ---             -------    -------  ---------
          15,326,867     13,567,677  494,906  4,440,259

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      (4) Seventh Amendment dated December 31, 1993 to the Amended and Restated Credit Agreement.

      (11) Computation of earnings per share

(b)  Reports on Form 8-K

      (1) Report dated January 25, 1994 (subsequently amended by Form 8-K/A dated January 28, 1994) reporting the dismissal of Price Waterhouse and the engagement of Ernst & Young as the Registrant's principal accountants.

Continental Medical Systems, Inc. and Subsidiaries

Signature

Form 10-Q - For the Quarter ended December 31, 1993

- --------------------------------------------------------------------------------


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CONTINENTAL MEDICAL SYSTEMS, INC.



   Date:   February 14, 1994            By:   /S/  Dennis L. Lehman
                                           -----------------------------
                                        Dennis L. Lehman
                                        Senior Vice-President - Finance
                                        and Chief Financial Officer


                                        Signing on the behalf of the registrant
                                        and as principal financial officer.

                                 EXHIBIT INDEX

Exhibit
Number    Document                                                                   Page
- ------    --------                                                                   ----
 4.       Seventh Amendment dated December 31, 1993 to the Amended and Restated
          Credit Agreement

11.       Computation of earnings per share