Form 10-Q
period 1994-03-31
CONTINENTAL MEDICAL SYSTEMS INC /DE/
filed 1994-05-13
CIK 802284

================================================================================


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
                       -------------------------------

                                  FORM 10-Q

                       -------------------------------
 (Mark One)

   X        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----
                             Exchange Act of 1934

                For the quarterly period ended March 31, 1994

                                     or

          Transition Report Pursuant to Section 13 or 15(d) of the Securities
 -----
                             Exchange Act of 1934

                        Commission file number 0-15088


                        CONTINENTAL MEDICAL SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                     51-0287965
  (State of incorporation)                  (I.R.S. Employer Identification No.)

                               600 Wilson Lane
                                P.O. Box 715
                          Mechanicsburg, PA  17055
                       Telephone Number (717) 790-8300
                     ___________________________________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

         Yes   X                                            No _____
             -----


As of April 29, 1994, there were 38,320,207 shares of the Registrant's $.01 par value Common Stock outstanding.

================================================================================

Continental Medical Systems, Inc. and Subsidiaries

Index

Form 10-Q - For the Quarter ended March 31, 1994

- - --------------------------------------------------------------------------------


                         PART I.  FINANCIAL INFORMATION

                                                                Page No.
                                                                --------
Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets
          March 31, 1994 and June 30, 1993......................  1

          Consolidated Statements of Income
          Three months and nine months ended March 31, 1994
          and 1993..............................................  2

          Consolidated Statement of Stockholders' Equity
          Nine months ended March 31, 1994......................  3

          Consolidated Statements of Cash Flows
          Nine months ended March 31, 1994 and 1993.............  4-5

          Notes to Consolidated Financial Statements............  6-8


Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................  9-18


                          PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K......................  19

Signature  .....................................................  20

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 1994 and June 30, 1993

                                         March 31,           June 30,
Assets                                     1994                1993
- - ------------------------------------------------------------------------
                                       (In thousands, except share data)
Current assets:
   Cash and cash equivalents             $ 50,169           $ 64,444
   Accounts receivable,
    net of allowance for doubtful
    accounts ($15,837, March 31,
    1994 and $17,426, June 30, 1993)      249,198            220,122
   Other receivables                       11,488             10,801
   Prepaid income taxes                                        3,412
   Deferred income taxes                    9,000              5,062
   Prepaid expenses                        14,899             14,243
                                         --------           --------
                                          334,754            318,084
                                         --------           --------

Property and equipment, net               286,442            289,822
                                         --------           --------

Other:
   Goodwill, net                           74,567             58,461
   Investments                             19,653             16,694
   Notes receivable                        29,740             29,461
   Deferred income taxes                                       2,847
   Deferred costs, new
    facilities, net                        21,945             28,634
   Other assets                            31,270             28,225
                                         --------           --------
                                          177,175            164,322
                                         --------           --------
                                         $798,371           $772,228
                                         ========           ========

Liabilities and Stockholders' Equity
- - ------------------------------------------------------------------------

Current liabilities:
    Current portion of long-term debt    $  3,784           $  3,809
    Current portion of deferred income        899              1,163
    Accounts payable                       25,193             27,515
    Accrued expenses                       78,527             64,602
    Due to third-party payors              12,972             13,857
    Income taxes payable                    1,800
                                         --------           --------
                                          123,175            110,946

Long-term debt, net of current portion    374,619            382,602
Deferred income                             2,839              3,549
Deferred income taxes                       1,500
Other liabilities                           2,943              4,005
                                         --------           --------
                                          505,076            501,102
                                         --------           --------

Minority interests                         15,239             13,430
                                         --------           --------

Commitments and Contingencies (Note 4)

Stockholders' equity:
    Preferred stock, $.01 par;
     authorized 10,000,000 shares;
     none issued
    Common stock, $.01 par; authorized
     80,000,000 shares; 37,639,219
     shares issued and outstanding,
     March 31, 1994 (36,934,546,
     June 30, 1993)                           376                369
    Capital in excess of par              185,009            180,187
    Retained earnings                      92,671             77,140
                                         --------           --------
                                          278,056            257,696
                                         --------           --------
                                         $798,371           $772,228
                                         ========           ========

See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries


Consolidated Statements of Income

                                                              Three Months Ended                    Nine Months Ended
                                                                  March 31,                             March 31,

                                                      1994                1993                    1994           1993
- - --------------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands, except per share data)
Net operating revenues                           $   252,986         $   232,305              $   751,789    $   660,730
                                                  ----------          ----------               ----------     ----------
Costs and expenses:
    Cost of services                                 220,472             197,433                  649,935        562,288
    General and administrative                         5,843               4,548                   17,699         13,995
    Interest expense                                   9,685               5,855                   28,688         14,147
    Depreciation and amortization                      9,710               7,588                   28,486         21,025
                                                  ----------          ----------               ----------      ---------
                                                     245,710             215,424                  724,808        611,455
                                                  ----------          ----------               ----------      ---------
Income from operations                                 7,276              16,881                   26,981         49,275
Other income, principally interest                       776                 629                    2,538          1,941
Merger expenses                                                           (2,598)                                 (2,598)
                                                  ----------          ----------               ----------      ---------
Income before minority interests and
    income taxes                                       8,052              14,912                   29,519         48,618
Minority interests                                    (1,042)             (1,910)                  (3,416)        (4,818)
                                                  ----------          ----------               ----------      ---------
Income before income taxes                             7,010              13,002                   26,103         43,800
Income taxes                                           2,840               5,238                   10,572         16,945
                                                  ----------          ----------               ----------      ---------
Net income                                       $     4,170         $     7,764              $    15,531    $    26,855
                                                  ==========          ==========               ==========      =========
Net income per common share and common
    equivalent share (Note 5):
        Primary                                  $       .11         $       .20              $       .40     $      .70
                                                  ==========          ==========               ==========      =========
        Fully diluted                            $       .11         $       .20              $       .40     $      .70
                                                  ==========          ==========               ==========      =========
Weighted average number of shares outstanding:
        Primary                                   38,519,146          38,015,025               38,181,307     37,913,960
        Fully diluted                             38,835,178          38,248,670               38,609,729     38,147,605



See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Nine Months Ended March 31, 1994

- - --------------------------------------------------------------------------------

                                        Common Stock
                                    -------------------    Capital
                                      Shares              in excess  Retained
                                      issued     Amount    of par    earnings   Total
                                    -----------------------------------------------------
                                           (In thousands, except shares issued)
Balance, July 1, 1993               36,934,546    $369     $180,187   $77,140  $257,696

Stock issued pursuant to:
  Employee benefit plans               212,666       2        1,278               1,280
  Acquisition agreements               492,007       5        3,544               3,549

Net income for the nine months                                         15,531    15,531
                                    ----------    ----     --------   -------  --------
Balance, March 31, 1994             37,639,219    $376     $185,009   $92,671  $278,056
                                    ==========    ====     ========   =======  ========

See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                                                               Nine Months Ended
                                                                                                   March 31,

                                                                                            1994               1993
- - --------------------------------------------------------------------------------------------------------------------------
                                                                                                (In thousands)

Cash flows from operating activities:
    Net income                                                                           $  15,531          $  26,855
                                                                                         ---------          ---------
    Adjustments:
       Depreciation and amortization                                                        28,486             21,025
       Other                                                                                  (222)             4,427
          Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
              Accounts receivable                                                          (28,705)           (65,993)
              Other assets                                                                  (7,212)            (8,362)
              Accounts payable and accrued expenses                                         10,522              8,017
              Other liabilities                                                             (2,921)            (4,708)
              Income taxes                                                                   6,557             (4,358)
                                                                                         ---------          ---------
    Total adjustments                                                                        6,505            (49,952)
                                                                                         ---------          ---------

    Net cash provided by (used in) operating activities                                     22,036            (23,097)
                                                                                         ---------          ---------

Cash flows from investing activities:
     Payments pursuant to acquisition agreements, net of cash acquired                     (14,689)           (51,247)
     Cash proceeds from sale of property and equipment                                      13,835
     Deferred costs, new facilities                                                         (1,839)           (10,228)
     Acquisition of property and equipment                                                 (20,857)          (117,965)
     Notes receivable                                                                         (279)            (9,226)
     Other investing activities                                                             (2,975)            (8,535)
                                                                                         ---------          ---------
     Net cash used in investing activities                                                 (26,804)          (197,201)
                                                                                         ---------          ---------

Cash flows from financing activities:
     Long-term debt borrowing                                                               88,329            499,292
     Long-term debt repayment                                                              (97,291)          (279,399)
     Deferred financing costs                                                                 (910)           (12,006)
     Issuance of common stock                                                                1,280              5,923
     Capital contributions by minority interests                                             1,608                502
     Dividends of pooled company                                                                                 (183)
     Distributions to minority interests                                                    (2,523)            (1,840)
                                                                                         ---------          ---------

     Net cash provided by (used in) financing activities                                    (9,507)           212,289
                                                                                         ---------          ---------

Decrease in cash and cash equivalents                                                      (14,275)            (8,009)
Cash and cash equivalents, beginning of period                                              64,444             35,426
                                                                                         ---------          ---------
Cash and cash equivalents, end of period                                                  $ 50,169          $  27,417
                                                                                         =========          =========

Continental Medical Systems, Inc. and Subsidiaries


                                                                                                Nine Months Ended
                                                                                                     March 31,

                                                                                            1994               1993
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                                   (In thousands)
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest, net of amounts capitalized ($1,500 and $4,464
           in fiscal 1994 and 1993, respectively)                                        $  31,058            $  11,128
                                                                                         =========            =========
       Income taxes                                                                      $   4,785            $  23,082
                                                                                         =========            =========

Supplemental schedule of noncash investing and financing activities:

    The company issued stock pursuant to various acquisition agreements                  $  3,549             $   3,105
                                                                                         ========             =========



See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


________________________________________________________________________________


1.  Basis of presentation:

In the opinion of the Company, the accompanying interim consolidated financial statements present fairly the Company's financial position at March 31, 1994, the results of its operations, and its cash flows for the three and nine month periods then ended. All adjustments are of a normal and recurring nature.
These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto which were presented in the Company's 1993 Annual Report to Stockholders and incorporated by reference in its Form 10-K for the year ended June 30, 1993. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year due to, among other things, new hospital development, acquisitions, interest rate changes and fluctuations in effective tax rates. Comparisons to the prior year might also be affected for similar reasons. Certain items in the fiscal 1993 financial statements have been reclassified to conform to the classifications in the fiscal 1994 financial statements.


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

Notes to Consolidated Financial Statements



________________________________________________________________________________


3.  Income taxes (continued):

Deferred tax liabilities (assets) were comprised of the following at July 1,
1993 (in thousands):
   Deferred tax liabilities:
    Depreciation                                       $ 3,939
    Other                                                1,574
                                                       -------
     Total                                               5,513
                                                       -------
   Deferred tax assets:
    Development and pre-opening costs                   (1,461)
    Bad debt reserves                                   (6,448)
    Investment valuations                               (2,353)
    Malpractice accrual                                 (1,218)
    Health insurance accrual                              (648)
    Deferred revenue                                    (1,691)
    Accrued vacation pay                                (1,564)
    Other                                               (2,053)
                                                       --------
     Total
                                                       (17,436)
                                                       --------
   Valuation allowance for deferred tax assets             671
                                                      ---------
   Excess deferred tax assets over liabilities        ($11,252)
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


4.  Contingencies:

During the second quarter of fiscal 1994, the Company terminated certain contractual arrangements in its contract therapy business with certain third party providers. As a result, the Company is potentially subject to increased credit risk with regard to the accounts receivable related to the former arrangements. The Company is currently negotiating with these payors to secure payment of these receivables. However, the Company is unable to estimate the ultimate outcome of these negotiations and its subsequent collections. The receivable net of allowances related to these arrangements at March 31, 1994 is $15,600,000.

The Company guarantees payment throughout the term of a bond issue to an economic development authority of amounts due and payable by the owner of a long-term care facility previously managed by the Company. The outstanding bonds totalled approximately $6,177,000 at March 31, 1994.

Continental Medical Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



________________________________________________________________________________


4.  Contingencies (continued):

Outstanding letters of credit aggregated approximately $27,149,000 at March 31, 1994.

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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q -- For the Quarter ended March 31, 1994

________________________________________________________________________________


Overview

The Company's results of operations for the three and nine months ended March 31, 1994 and 1993 reflect the growth of the Company's contract therapy businesses as well as the development of new inpatient hospitals and outpatient facilities. This discussion should be read in conjunction with the Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's fiscal 1993 Annual Report to Stockholders and incorporated by reference in its Form 10-K for the fiscal year ended June 30, 1993.

During the nine months ended March 31, 1993, the Company began construction of three new inpatient rehabilitation hospitals and commenced operations at four inpatient rehabilitation hospitals adding 227 beds. In addition, the Company opened 33 outpatient clinics. During the remainder of the fiscal year, the Company opened two new inpatient rehabilitation hospitals adding 120 beds and opened 6 outpatient clinics. In February 1993, the Company acquired Kron Medical Corporation ("Kron"), a physician/locum tenens business. The acquisition of Kron was accounted for as a pooling of interests, and accordingly, the Company's financial results have been restated to include the results of Kron prior to February 1993.

During the nine months ended March 31, 1994, the Company opened three new inpatient rehabilitation hospitals adding 166 beds and opened 26 outpatient clinics. In addition, construction began on an inpatient rehabilitation hospital which will be operated by a joint venture controlled by the Company. The real estate to this project will be financed by third parties and owned by a partnership in which the Company has a minority interest. At March 31, 1994, there were two rehabilitation hospitals, including the previously mentioned hospital owned through a partnership, with 108 beds under construction.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q -- For the Quarter ended March 31, 1994

________________________________________________________________________________

Results of operations

The following table sets forth, for the periods indicated, the relative percentages of net operating revenues which certain items in the Company's Consolidated Statements of Income represent.


                                                  Three Months Ended                               Nine Months Ended
                                                       March 31,                                       March 31,
                                                1994               1993                          1994               1993
- - ------------------------------------------------------------------------------------------------------------------------------------

Net operating revenues                         100.0%             100.0%                        100.0%             100.0%
                                               ------             ------                        ------             ------
Costs and expenses:
 Cost of services                               87.2               85.0                          86.4               85.1
 General and administrative                      2.3                2.0                           2.4                2.1
 Interest expense                                3.8                2.5                           3.8                2.1
 Depreciation and amortization                   3.8                3.3                           3.8                3.2
                                                -----              -----                         -----              -----
                                                97.1               92.8                          96.4               92.5
                                                -----              -----                         -----              -----
Income from operations                           2.9                7.2                           3.6                7.5
Other income (expenses):
 Income, principally interest                     .3                 .3                            .3                 .3
 Merger expenses                                                   (1.1)                                             (.4)
                                                -----              -----                         -----              -----

Income before minority interests
 and income taxes                                3.2                6.4                           3.9                7.4
Minority interests                               (.4)               (.8)                          (.4)              ( .7)
                                                -----              -----                         -----              -----
Income before income taxes                       2.8                5.6                           3.5                6.7
Income taxes                                     1.1                2.3                           1.4                2.6
                                                -----              -----                         -----              -----

Net income                                       1.7%               3.3%                          2.1%               4.1%
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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q -- For the Quarter ended March 31, 1994

________________________________________________________________________________

Results of Operations (continued)

Net operating revenues:

Net operating revenues for the third quarter of fiscal 1994 increased by 9% to $252,986,000 from $232,305,000 for the same period of the prior year. During the nine months ended March 31, 1994, net operating revenues increased 14% to $751,789,000 from $660,730,000 for the same period in the prior year. The following table summarizes the net operating revenues for each of the Company's operating groups (in thousands):

                                          Three Months Ended                     Nine Months Ended
                                               March 31,       Increase               March 31,         Increase
                                            1994      1993    (Decrease)          1994       1993      (Decrease)
- - -----------------------------------------------------------------------------------------------------------------------------
Rehabilitation group:
  Hospitals (Fiscal year of opening):
    Pre-1993 (28 hospitals)              $107,306  $118,872      (10%)          $321,737  $343,014       (6%)
    1993 Openings (6 hospitals)            17,552     7,399      137%             51,147    15,491      230%
    1994 Openings (3 hospitals)             7,748      N/A        N/A             16,458      N/A        N/A
                                         --------  --------                     --------  --------
                                          132,606   126,271        5%            389,342   358,505        9%
  Other rehab related                       4,037     3,239       25%             14,037     8,375       68%
                                         --------  --------                     --------  --------
  Total                                   136,643   129,510        6%            403,379   366,880       10%
                                         --------  --------                     --------  --------
Contract services group:
  Physician services                       22,165    24,199       (8%)            71,535    75,192       (5%)
  Contract therapy                         90,349    76,567       18%            265,781   207,276       28%
                                         --------  --------                     --------  --------
                                          112,514   100,766       12%            337,316   282,468       19%
                                         --------  --------                     --------  --------
Other                                       3,829     2,029       89%             11,094    11,382       (3%)
                                         --------  --------                     --------  --------
                                         $252,986  $232,305        9%           $751,789  $660,730       14%
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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q -- For the Quarter ended March 31, 1994

________________________________________________________________________________

Results of Operations (continued)

Rehabilitation hospital group:

The increases in net operating revenues generated by the rehabilitation hospital group resulted from new hospital openings. Net operating revenues generated by the Company's 28 rehabilitation hospitals opened prior to fiscal 1993 (the "Pre-1993 Hospitals") declined 10% and 6% during the three and nine months ended March 31, 1994, respectively, as compared to the prior year. These declines are principally due to lower revenue per patient day caused by the conversion of acute rehabilitation beds to transitional unit beds, lower costs which reduces cost based Medicare reimbursement, lower inpatient length of stays, and competitive pricing pressures from Non-Medicare payors. Revenues in fiscal 1994 as compared to fiscal 1993 were also affected by severe weather which occurred in the third quarter and the benefit of third party payor settlements reflected in fiscal 1993 revenues.

The Company is a provider to managed care payors in many of its markets.
Managed care programs are designed to encourage more efficient and less costly utilization of medical services. Additionally, managed care payors are increasingly involved in negotiating discounted or per diem rates directly with the Company's rehabilitation hospitals which have adversely affected the revenue growth and operating margins of the rehabilitation hospital group. The Company is responding to managed care penetration by reducing costs through several measures including the introduction of a new acuity based staffing model within the hospitals, which resulted in a reduction of staff, and a change in its therapy delivery model. The Company is also establishing cost accounting systems as well as outcomes documentation and resource consumption information in order to demonstrate the cost effectiveness of rehabilitation services. The Company believes this data will be instrumental in its ability to negotiate with managed care payors.

The Company has opened 19 transitional units, with a total of 261 beds, within its Hospitals since March 31, 1993. Transitional units provide a lower level of care and consequently generate significantly lower revenues per occupied bed than an acute rehabilitation bed. However, there are less costs related to providing the transtional services. The Company believes that its transitional units will increase its overall inpatient utilization at its hospitals and expand its continuum of services at various levels of care and cost, an important factor in dealing with managed care payors. The Company believes the transitional units enable it to more effectively compete with other rehabilitation providers, including general acute care hospital based rehabilitation units, sub-acute units, skilled nursing facilities and other providers. The Company plans to open additional transitional units in the future.

Following are selected statistics for the Pre-1993 Hospitals:

                                  Three Months Ended               Nine Months Ended
                                      March 31,                       March 31,

                                    1994     1993    % Change      1994         1993      % Change
- - ---------------------------------------------------------------------------------------------------
Occupancy percentage               66.8%     69.1%     (3%)        64.1%       67.5%        (5%)
Admissions                         5,389     4,903     10%        15,272      14,634         4%
Average length of stay (days)       21.5      23.4     (8%)         22.0        23.5        (6%)
Patient days                     114,328   115,861     (1%)      333,244     344,628        (3%)
Outpatient treatments            627,993   619,518      1%     1,957,163   1,742,016        12%
Outpatient % of net revenue        16.9%     17.3%     (2%)        17.9%       16.8%         7%

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended March 31, 1994

________________________________________________________________________________

Results of Operations (continued)

Rehabilitation hospital group (continued):

Occupancy percentage for the Pre-1993 Hospitals for the three months ended March 31, 1994 was 66.8% as compared to 69.1% during the same period in the prior year. These same facilities' occupancy percentage for the nine months ended March 31, 1994 was 64.1% as compared to 67.5% during the same period in the prior year. These declines in occupancy percentage from fiscal 1993 were due to a lower patient average length of stay in fiscal 1994 - 21.5 days and 22 days for the three and nine months ended March 31, 1994, respectively, as compared to
23.4 days and 23.5 days for the three and nine months ended March 31, 1993, respectively. Average length of stay declined, in part, due to cost control, case management review and efficiencies in treatments as the Company's hospitals mature. However, due to changes in reimbursement methods, such as the Tax Equity and Fiscal Responsibility Act ("TEFRA") regulations, the number of admissions in addition to occupancy percentages and average length of stay are important in monitoring the results of these hospitals as revenue growth becomes increasingly dependent upon patient volume. The lower patient average length of stay in both the three and nine month periods was partially offset by increases in admissions of 10% and 4% in the three and nine months ended March 31, 1994, respectively, as compared to the prior period.

The timing of new hospital openings during fiscal 1993 makes a comparison of occupancy percentages for the three and nine month periods ended March 31, 1994 with the comparable periods in the prior fiscal year for these hospitals not meaningful. The rehabilitation hospitals opened in fiscal 1993 (the "1993 Hospitals") increased their patient days to 22,957 for the three months ended March 31, 1994 from 9,397 for the three months ended March 31, 1993. The 1993 Hospitals increased their patient days to 64,315 for the nine months ended March 31, 1994 from 19,140 for the same period of the prior year. The occupancy percentages for the 1993 Hospitals for the three and nine months ended March 31, 1994 were 73% and 68%, respectively. The occupancy percentages for rehabilitation hospitals opened in fiscal 1994 (the "1994 Hospitals") were 50% and 40% for the three and nine months ended March 31, 1994, respectively. The 1994 Hospitals' patient days were 8,019 and 16,016 for the three and nine months ended March 31, 1994, respectively.

Total outpatient treatments for the rehabilitation hospital group for the three months ended March 31, 1994 rose to 740,949, a 17% increase over 635,298 provided in the same period of the prior year. For the nine months ended March 31, 1994, outpatient treatments were 2,233,724, a 26% increase over the same period of the prior year. Outpatient services represented approximately 15% and 16% of the rehabilitation group's net operating revenues for the comparative three month periods ended March 31, 1994 and 1993, respectively, and 16% for both the nine months ended March 31, 1994 and 1993. While the volume of outpatient treatments continue to increase, partially as a result of shorter inpatient length of stays, pricing of outpatient services has declined over the prior year due to several factors including changes in the Company's marketing strategy, regulatory pricing changes in some states, and changes in selected states' workers compensation programs.

The percentage of net operating revenues generated by Medicare/Medicaid patients at the rehabilitation hospitals was 65% and 62% for the three months ended March 31, 1994 and 1993, respectively, and 63% and 62% for the nine months ended March 31, 1994 and 1993, respectively.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended March 31, 1994

________________________________________________________________________________

Results of Operations (continued)

Contract services group:

Contract therapy services:

The increases in net operating revenues generated by the contract therapy companies resulted from same company growth through the addition of new contracts with both existing and new providers. The net number of facilities served remained relatively unchanged over the same period in the prior year. The Company continues to add contracts with new facilities and terminate business with certain facilities that do not meet the Company's profitability objectives. The contract therapy companies now serve over 1,900 facilities.

Approximately 79% of the net operating revenues in both the three and nine months ended March 31, 1994, and 73% of the net operating revenues in both the three and nine months ended March 31, 1993, were generated through the provision of therapist services to skilled nursing facilities, while the remainder was generated by therapy services to hospitals, schools, clinics and other institutions.

The percentage of net operating revenues generated from direct services to Medicare/Medicaid patients was 20% for both the three and nine months ended March 31, 1994. This represents an increase from 17% for both the three and nine months ended March 31, 1993. The principal reason for the increases in fiscal 1994 is the Company's decision to terminate its contractual arrangements with certain third party providers. Under these arrangements, the Company provided therapy services to Medicare patients through a certified intermediary. As a result of terminating these arrangements, the Company, in many instances, now provides the same services directly to Medicare patients.

During the three months ended March 31, 1994, the group's earnings have declined compared to the prior year, primarily due to lower contract respiratory services revenues as a result of changes in reimbursement in the state of Indiana in December 1993. Earnings for the group for the nine months ended
March 31, 1994 were impacted, in addition to the above, by lower productivity per therapist, partially as a result of turnover and the consolidation of two of the Company's contract services companies, and severe weather which affected the group's outpatient volume.

Physician/locum tenens services:

The declines in the Company's physician/locum tenens services net operating revenues were a result of reduced demand and pricing pressures in the specialist product line of the Company's physician/locum tenens services. Net operating revenues for the specialist product line for the three months ended March 31, 1994 declined 20% as compared to the same quarter of the prior year and declined 16% for the nine months ended March 31, 1994 as compared to the same period of the prior year. This decline was partially offset by the 25% and 26% increase in revenues for the primary care product line during the three and nine months ended March 31, 1994, respectively.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended March 31, 1994

________________________________________________________________________________

Results of Operations (continued)

Contract services group (continued):

Physician/locum tenens services (continued):

The following tables set forth filled days by discipline:

                                   Three Months Ended
                                        March 31,


                                1994              1993
- - --------------------------------------------------------------------------------

                         Number            Number              Increase
                        of days     %     of days     %       (decrease)
Physicians:
  Primary care           12,108    44.4    10,292    33.8       17.6%
  Specialty care         12,028    44.1    14,458    47.4      (16.8%)
Allied professionals      3,131    11.5     5,737    18.8      (45.4%)
                         ------   -----    ------   -----
                         27,267   100.0    30,487   100.0      (10.6%)
                         ======   =====    ======   =====


                                   Nine Months Ended
                                        March 31,

                                1994              1993
- - --------------------------------------------------------------------------------
                         Number            Number              Increase
                        of days     %     of days     %       (decrease)
Physicians:
  Primary care           35,370    40.0    29,459    30.7       20.1%
  Specialty care         39,837    45.1    46,625    48.7      (14.6%)
Allied professionals     13,188    14.9    19,750    20.6      (33.2%)
                         ------   -----    ------   -----
                         88,395   100.0    95,834   100.0       (7.8%)
                         ======   =====    ======   =====

The decline in specialty care and allied professional days is due to reduced demand as a result of the uncertainty regarding healthcare reform, de-emphasis of specialty physician programs and reimbursement and additional competition in local markets. Allied professionals represent approximately 9% of physician/locum tenens services net operating revenues for the three months ended March 31, 1994 and 11% for the nine months ended March 31, 1994. The increase in primary care filled days and its relative increase as a percentage of total filled days reflects the increased demand for primary care physicians and the Company's increased emphasis on this product line. The Company believes the primary care physician product line has greater growth prospects than its specialist product line.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended March 31, 1994

________________________________________________________________________________

Results of Operations (continued)

Costs and expenses:

Cost of services increased to $220,472,000 for the three months ended March 31, 1994, a 12% increase over the cost of services for the three months ended March 31, 1993 of $197,433,000. For the nine months ended March 31, 1994, cost of services was $649,935,000, an increase of 16% over $562,288,000 for the same period of the prior year. This increase is attributable to the opening of new rehabilitation hospitals and outpatient clinics, and expansion of businesses within the contract services group. Cost of services as a percentage of net operating revenues increased from 85.0% for the three months ended March 31, 1993 to 87.2% for the three months ended March 31, 1994. For the nine months ended March 31, 1994, the percentage was 86.4%, an increase from 85.1% for the comparable period in the prior year. The increases in cost of services as a percentage of net operating revenues are due to lower net revenues generated by the Company's Pre-1993 rehabilitation hospitals; within contract therapy business, the decline in per therapist productivity, pricing pressures principally within the Company's respiratory therapy services, and the elimination of certain contractual arrangements with third party providers; and the declines in the physician services/locum tenens specialist line revenues and filled days.

General and administrative expenses increased in the third quarter of fiscal 1994 and the nine months then ended as compared to the comparable periods in fiscal 1993 in total dollars and as a percentage of net operating revenues. This is due to increased staffing to support the operating groups and a redeployment of the Company's resources formerly involved with the development of hospitals as a result of changes in the Company's development strategy.

Interest expense for the three months ended March 31, 1994 totalled $9,685,000 compared to $5,855,000 for the three months ended March 31, 1993, an increase of $3,830,000. For the nine months ended March 31, 1994, interest expense totalled $28,688,000, an increase of $14,541,000 from the nine months ended March 31, 1993. The increases in fiscal 1994 are due to a higher average outstanding debt balance and a higher average interest rate resulting from the issuance of $150,000,000 of senior subordinated notes in March 1993. In addition, interest expense was impacted by a reduction in the amount of interest capitalized related to new hospital construction, as the Company has fewer hospitals under construction in fiscal 1994. For the three and nine month periods ended March 31, 1994, interest costs of $273,000 and $1,500,000, respectively, related to the rehabilitation hospitals under construction were capitalized. For both the three and nine months ending March 31, 1993, interest costs of $1,656,000 and $4,464,000 were capitalized, respectively.

Depreciation and amortization as a percentage of net operating revenues increased in both the three and nine months ended March 31, 1994. This increase resulted from the depreciation on the new rehabilitation hospitals which are owned rather than leased by the Company and an increase in goodwill amortization resulting from acquisitions.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended March 31, 1994

________________________________________________________________________________

Results of Operations (continued)

Minority Interests:

Minority interests in net income decreased for both the three and nine months ended March 31, 1994. This decline is primarily due to declining earnings at the Company's joint ventured rehabilitation hospitals primarily within California.

Income Taxes:

Effective July 1, 1993, the Company adopted Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes." See note 3 of the Notes to Consolidated Financial Statements for a description of the Statement and its implementation.

Income taxes as a percentage of income before income taxes were 40.5% for both the three and nine months ended March 31, 1994 and 40.3% and 38.7% for the three and nine months ended March 31, 1993, respectively. The rates for fiscal 1993 reflect the restatement for Kron, which as an S-Corporation prior to its acquisition made no provision for income taxes. The pro forma effective rates including Kron taxed at statutory rates prior to its acquisition were 40.6% and 39.6% for the three and nine months ended March 31, 1993, respectively.
The increase in the effective rate was due to an increase in non-deductible goodwill costs, the mix of state income which was not as favorable as in the prior fiscal years and the impact of the Omnibus Budget Reconciliation Act of 1993.


Capital Resources and Liquidity

For the nine months ended March 31, 1994, operating activities provided $22,036,000 of cash. In the past, the Company has utilized cash from operations to fund the working capital of new hospital openings as well as the expansion of certain contract therapy and physician services companies. The increase in operating cash is primarily due to the slowdown of new hospital openings.
Other elements of operating cash flow included an increase in accounts receivable caused primarily by the Company's increased revenue from the new rehabilitation hospitals opened in fiscal 1994 and 1993 and growth in consolidated days sales outstanding. Days sales outstanding at March 31, 1994 were 93 days versus 89 days at June 30, 1993. The increase in consolidated days sales outstanding is primarily due to an increase in amounts due from the federal government's Medicare program under interim payment plans. Investing activities, primarily development, construction and acquisition activities, resulted in uses of cash of $26,804,000 during the nine months ended March 31, 1994. Available cash was primarily used to fund these cash requirements. See the Consolidated Statements of Cash Flows for a detailed analysis of the components of cash flow.

Long-term debt outstanding at March 31, 1994 totalled $378,403,000 including $3,784,000 which represents the current portion of long-term debt. During the nine months ended March 31, 1994, the Company repaid a net $8,962,000 of its long-term debt. The Company's Credit Facility was amended on December 31, 1993, to provide up to $235,000,000 in a revolving line of credit, of which up to $35,000,000 is available in the form of letters of credit. At March 31, 1994, approximately $20,000,000 of borrowing, and $27,149,000 of letters of credit, were outstanding under the Credit Facility. The amendment also extended the revolving loan period to December 31, 1996 and amended certain financial covenants. See footnote 6 to the Notes to the Consolidated Financial Statements for the year ended June 30, 1993 for further explanation of long-term debt.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q - For the Quarter ended March 31, 1994

________________________________________________________________________________

Capital Resources and Liquidity (continued)

During the second quarter of fiscal 1994, the Company terminated certain contractual arrangements in its contract therapy business with certain third party providers. As a result, the Company is potentially subject to increased credit risk with regard to the accounts receivable related to the former arrangements. The Company is currently negotiating with these payors to secure payment of these receivables. However, the Company is unable to estimate the ultimate outcome of these negotiations and its subsequent collection. The receivable net of allowances related to these arrangements at March 31, 1994 is $15,600,000.

The Company's ongoing capital requirements relate principally to routine capital expenditures, costs associated with its rehabilitation hospitals under construction, future development projects, potential acquisitions and growth of its contract services companies. The Company's commitments under various construction agreements were not material at March 31, 1994. The Company will construct fewer freestanding rehabilitation hospitals during fiscal 1994 than in prior years. In addition, capital may be required to make contingent payments required in connection with the Company's previous acquisitions and for working capital needs.

The Company has historically expanded its business, in part, through selective acquisitions and intends to pursue additional acquisition opportunities from time to time. It is anticipated that future acquisitions will be funded through the issuance of capital stock and payment of cash and other considerations. Management believes that current sources of liquidity are sufficient to meet the needs of the Company's business for fiscal 1994. Liquidity on a short-term basis will be provided internally from the Company's operating cash flow and externally from its Credit Facility. At March 31, 1994 the Company had $187,851,000 of unused borrowing capacity (subject to applicable covenants which may limit borrowing capacity) under its Credit Facility, of which $7,851,000 is available in the form of letters of credit. Additionally, the Company believes it has the capacity to obtain additional debt and equity financing to supplement its operating cash flow in order to meet the Company's needs beyond those anticipated in fiscal 1994.

The Company announced on February 1, 1994, that it is currently refining its business plan, which could include a restructuring of certain elements of its business. The Company plans to complete its plan and announce it during the latter half of the fourth quarter. The Company is unable at the present time to predict the impact this will have, if any, on its operating results and its liquidity.

On May 10, 1994 the Company announced that it has sold its fifty percent interest in the operations of its Rocky Mountain Rehabilitation Institute, located in Aurora, Colorado, and signed a definitive agreement to sell later this year the real property comprising that facility. The sale is to the Company's former joint venture partner in the Rocky Mountain facility, HealthOne of Denver, Colorado. In a separate transaction, the Company has signed a definitive agreement to sell the assets of its wholly-owned subsidiary which leases and operates its North Valley Rehabilitation Hospital, located in Chico, California, to Chico Community Hospital. The sale of the North Valley facility is expected to be completed by no later than June 30 and is subject to customary closing conditions.

Continental Medical Systems, Inc. and Subsidiaries

Form 10-Q - For the Quarter ended March 31, 1994

________________________________________________________________________________


Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

    (11)  Computation of earnings per share

(b)  Reports on Form 8-K

    (1) The Company's Reports on Form 8-K filed during the quarter for which this report is filed were reported on the Company's Form 10-Q for the quarterly period ended December 31, 1993, filed with the Commission on February 14, 1994.

Continental Medical Systems, Inc. and Subsidiaries

Signature

Form 10-Q - For the Quarter ended March 31, 1994

________________________________________________________________________________


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONTINENTAL MEDICAL SYSTEMS, INC.



     Date:   May 13, 1994           By:   /S/  Dennis L. Lehman
                                       --------------------------
                                     Dennis L. Lehman
                                    Senior Vice-President - Finance
                                    and Chief Financial Officer


                                    Signing on the behalf of the registrant and as principal financial officer.

                                 EXHIBIT INDEX


Exhibit
Number           Document                                   Page
- - ------           --------                                   ----
11.              Computation of earnings per share


