Form 10-K
period 1994-06-30
CONTINENTAL MEDICAL SYSTEMS INC /DE/
filed 1994-09-21
CIK 802284

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

For the fiscal year ended June 30, 1994  Commission file number:  0-15088

                       CONTINENTAL MEDICAL SYSTEMS, INC.
             -----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                    51-0287965
- - -------------------------------                   ------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)

    600 Wilson Lane, Post Office Box 715, Mechanicsburg, Pennsylvania 17055
    -----------------------------------------------------------------------
                   (Address of principal executive offices)

       Registrant's telephone number, including area code: (717) 790-8300

          Securities registered Pursuant to Section 12(b) of the Act:

                                                    Name of each exchange
     Title of each class                             on which registered
     -------------------                             -------------------

    Common Stock, par value $.01                   New York Stock Exchange

       Securities registered Pursuant to Section 12(g) of the Act:  NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value (based on the last sale price quoted on the New York Stock Exchange) of the voting stock held by non-affiliates of the Registrant as of September 15, 1994 was approximately $334,394,011 (Reference is made to the statement following Part I, Item 4 of this report for the assumptions on which this calculation is based.)

     The number of shares outstanding of the Registrant's common stock, $.01 par value, as of September 15, 1994 was 38,380,734.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant's 1994 definitive proxy statement (which is expected to be filed with the Commission not later than 120 days after the Registrant's 1994 fiscal year) are incorporated by reference into Part III of this report.

                                     PART I
ITEM 1.  BUSINESS.
         --------

GENERAL

     Continental Medical Systems, Inc. (together with its various direct and indirect subsidiaries, the "Company") is one of the largest providers of comprehensive medical rehabilitation programs and services in the country. The Company has a significant presence in each of the rehabilitation industry's three principal sectors -- inpatient rehabilitation care, outpatient rehabilitation care and contract therapy. The Company has developed and provides inpatient and outpatient rehabilitation programs and services for patients suffering from stroke and other neurological and cardiac disorders, orthopedic problems, head injuries, spinal cord injuries, work-related disabilities and multiple trauma. The Company's inpatient and outpatient rehabilitation programs and services are delivered to patients through a plan of treatment developed by an interdisciplinary team that includes physician specialists, therapists and other medical personnel as determined by the individual patient's needs.

     The Company currently operates 36 freestanding comprehensive medical rehabilitation hospitals with a total of 2,343 licensed beds located in 15 states. The Company also has one freestanding comprehensive medical rehabilitation hospital currently under construction with a total of 68 beds. Many of the Company's rehabilitation hospitals are operated through joint ventures with local general acute care hospitals, physicians and other investors. The Company's unit management group provides inpatient rehabilitation services in acute care hospital settings and currently manages 10 rehabilitation units with more than 200 beds in acute care hospitals.

     The Company's comprehensive freestanding medical rehabilitation hospitals typically provide on-site outpatient services. As of June 30, 1994, the Company also provided outpatient services through 130 outpatient rehabilitation clinics, 91 of which are operated as satellite facilities to the Company's inpatient rehabilitation hospitals. The remaining 39 outpatient clinics are operated through the Company's contract therapy subsidiaries.

     Through its contract therapy subsidiaries, the Company provides physical, occupational, speech and respiratory therapy services on a contract basis to skilled nursing facilities, general acute care hospitals, schools, home health agencies, inpatient rehabilitation hospitals and outpatient clinics in 31 states.

     The Company provides physician locum tenens services to institutional providers and physician practice groups throughout the United States. "Locum tenens" is a term used in the healthcare field to describe one physician covering for another. The Company also offers development, management and managed care services to independent physician associations, physicians and outpatient rehabilitation providers under various contractual arrangements.

     During fiscal 1994, the Company opened four new freestanding rehabilitation hospitals and sold one rehabilitation hospital under construction that was expected to open in October 1993 and its interests in the operations of its rehabilitation hospitals in Denver, Colorado and Chico, California. In April 1994, the Company acquired all of the outstanding stock of Medical Management Associates, Inc. ("MMA"), a company specializing in the development and management of independent physician associations ("IPA"). For additional information about these and other developments since the beginning of fiscal 1994, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company is incorporated in Delaware and commenced operations in March 1986. The address of its principal business office is 600 Wilson Lane, P.O. Box 715, Mechanicsburg, Pennsylvania 17055. Its telephone number is (717) 790-8300.


                      THE MEDICAL REHABILITATION INDUSTRY

     The field of medical rehabilitation covers a broad spectrum of needs and levels of care. Comprehensive medical rehabilitation is a treatment program in an inpatient or an outpatient setting which is designed to restore levels of physical, psychological, vocational, social and educational well-being for the patient. The treatment programs, directed by a physician with expertise in physical medicine and supported by a team of health care professionals, encompasses physical, occupational, speech and respiratory therapies, rehabilitation nursing and other specialties. For physical impairments which require a lesser degree of care, outpatient facilities operated in conjunction with inpatient facilities offer similar services.

     The Company believes that medical rehabilitation has proven to be a clinically appropriate and cost-effective way to improve the quality of life of people who have physical impairments resulting from serious illness or trauma. Growth in the demand for rehabilitation services has been driven primarily by the rapid growth of the elderly population, which has a greater incidence of major physical impairment, and improvements in medical care, which increasingly enable patients to survive major trauma or illness resulting in severe physical impairment. The Company believes that rehabilitation therapy generally reduces the cost of treating and maintaining severely physically impaired patients by enabling many of those patients to regain certain functional abilities and to return to some level of self-sufficiency.

     The Company believes that comprehensive medical rehabilitation hospitals offer essential services to patients while providing medical treatment comparable in quality to similar treatment provided in acute care hospitals but at significant cost savings. The Company believes that rehabilitation hospitals are lower cost providers, in part, because general acute care hospitals bear the cost of many services that are not necessary for the treatment of rehabilitation patients, such as emergency rooms, intensive care units and surgery facilities and, in part, because the cost of delivery of rehabilitation services may be less than the cost of on-going chronic care requirements of patients not provided rehabilitation therapy.

     Purchasers and providers of healthcare services, such as insurance companies, health maintenance organizations and employers, are seeking economic alternatives to traditional delivery systems that can provide quality care. The Company believes that cost containment efforts by federal and state governments and third party payors designed to encourage more efficient utilization of hospital services has increased demand for specialized services that more closely match patient needs. The Company believes that its broad spectrum of rehabilitation services offered in a variety of settings will benefit from the current focus on cost containment and more efficient utilization.

                                   OPERATIONS

     The Company provides rehabilitation services through the operation of several different types of facilities and programs, including comprehensive medical rehabilitation hospitals, outpatient clinics, managed units, specialty centers and contract therapy.

Rehabilitation Hospitals
- - ------------------------

     The Company's freestanding comprehensive rehabilitation hospitals provide rehabilitation care in the form of physical, psychological, social and vocational rehabilitation services to persons who have physical impairments resulting from accident or illness. These services are provided by a number of different types of healthcare professionals, predominately physicians specializing in rehabilitation medicine, nurses and physical, speech, occupational, recreation and respiratory therapists, aides and assistants. The Company has developed numerous rehabilitation programs which include stroke, head injury, spinal cord injury, industrial injury, pediatrics and ventilator. While the mix of programs and services offered at the Company's rehabilitation hospitals varies with the medical needs of the local community, most hospitals provide a continuum of services to enable patients to receive coordinated care tailored to their needs from a single location.

     The Company's hospitals are usually licensed as rehabilitation hospitals or as general acute care hospitals with a rehabilitation designation. The Company has changed some of the rehabilitation beds (typically 8 to 15 beds) at 20 of its hospitals to create transitional rehabilitation units to offer a broader spectrum of cost effective care to its patients. The Company's transitional rehabilitation program is designed for patients who are unable to participate in or benefit from a comprehensive inpatient program due to decreased endurance, gravely impaired cognitive status or complex medical conditions, or who do not otherwise qualify for a different level of inpatient rehabilitation care. The goal of the program is to efficiently assist the reintegration of patients into the community by maximizing impaired functions or enabling them to progress to another appropriate and cost effective level of care.

     The Company's hospitals are designed to meet the requirements of the Joint Commission on Accreditation of Healthcare Organizations ("JCAHO") and the Commission on the Accreditation of Rehabilitation Facilities ("CARF"). Generally, the Company applies for and obtains JCAHO and CARF accreditation for each of its hospitals.

     The Company's hospitals are typically operated through an operating subsidiary. In many localities, local investors, including general acute care hospitals and physicians, some of whom refer patients to the hospital, have invested in the hospital's operations by acquiring a minority interest in the real estate and buildings comprising the facility or in the operating entity. The Company expects to develop new inpatient hospitals in selected markets where it has obtained a Certificate of Need and a joint venture with a strong local provider or made arrangements with a dominant acute-care hospital or strong network of healthcare providers in the market. The Company intends to continue to emphasize development of existing rehabilitation hospital markets through the introduction of new programs, services and outpatient satellite centers. The Company's business strategy is to be the preeminent provider of comprehensive rehabilitation services in each market that it serves. In the area of inpatient and outpatient rehabilitation services, the Company focuses on local market areas with a view toward providing a continuum of rehabilitation care through the development and operation of a freestanding medical rehabilitation hospital and surrounding satellite outpatient clinics.

     Of its 36 currently operational rehabilitation hospitals, the Company leases 19 of such hospitals from third parties. The following chart shows the date opened or acquired, the number of licensed beds and the Company's percentage ownership of operations at each of the Company's currently operating rehabilitation hospitals:

                                              Date                  Percentage
                                            Opened or   Licensed     Ownership
Facility Name and Location                  Acquired      Beds      Operations
                                                                       (1)
- - --------------------------------------------------------------------------------
Braintree Hospital, Braintree,                12/86       166         100%
 Massachusetts (3)
Western Neuro Care Center, Tustin,             2/87        57(2)      100%
 California
Kentfield Hospital, Kentfield,                 6/87        60         100%
 California
Lakeview Rehabilitation Hospital,             11/87        40         100%
 Elizabethtown, Kentucky
North Louisiana Rehab Hospital, Ruston,       11/88        90          90%
 Louisiana
Northeast Arkansas Rehab Hospital,            12/88        54         100%
 Jonesboro, Arkansas
Kansas Rehab Hospital, Topeka, Kansas         11/88        80          60%
Houston Rehab Institute, Houston, Texas        3/89        80          60%
Mid-America Rehab Hospital, Kansas City,       6/89        80          50%
 Kansas
Rehab Hospital of Baton Rouge, Baton           6/89        80         100%
 Rouge, Louisiana
Fort Worth Rehabilitation Hospital, Fort       7/90        60         100%
 Worth, Texas
Central Arkansas Rehabilitation               10/90        60          80%
 Hospital, Sherwood, Arkansas
Rehabilitation Hospital of Colorado            1/91        60         100%
 Springs, Colorado Springs, Colorado
San Joaquin Valley Rehabilitation              1/91        60          70%
 Hospital, Fresno, California
Southeast Texas Rehabilitation Hospital,       3/91        60          79%
 Beaumont, Texas
Plano Rehabilitation Hospital, Plano,          3/91        62          83%
 Texas (3)
Tustin Rehabilitation Hospital, Tustin,        6/91        60(2)      100%
 California
Northwest Arkansas Rehabilitation              8/91        60          50%
 Hospital, Fayetteville, Arkansas



                                              Date                  Percentage
                                            Opened or   Licensed     Ownership
Facility Name and Location                  Acquired      Beds      Operations
                                                                       (1)
- - --------------------------------------------------------------------------------
Northeast Tennessee Rehabilitation             8/91        60           50%
 Hospital, Johnson City, Tennessee
Clear Lake Rehabilitation Hospital,           10/91        60          100%
Webster, Texas (3)
West Gables Hospital and Healthcare           12/91        60          100%
 Center, Miami, Florida (3)
HCA Wesley Rehabilitation Hospital,            3/92        65           50%
 Wichita, Kansas
Continental Rehabilitation Hospital of         4/92       110           51%
 San Diego, San Diego, California (3)
Southern Arizona Rehabilitation                5/92        60           50%
 Hospital, Tucson, Arizona
Eastern Neuro Rehabilitation Hospital,         5/92        20          100%
 Silver Spring, Maryland (3)
Wichita Falls Rehabilitation Hospital,         7/92        60          100%
 Wichita Falls, Texas (3)
Central Louisiana Rehabilitation               7/92        47          100%
 Hospital, Alexandria, Louisiana (3)
The Rehabilitation Hospital of Nevada-         1/93        60          100%
 Las Vegas, Las Vegas, Nevada (3)
Tyler Rehabilitation Hospital, Tyler,          1/93        60           80%
 Texas (3)
Northeast Oklahoma Rehabilitation              4/93        60          100%
 Hospital, Tulsa, Oklahoma (3)
The Rehabilitation Hospital of Nevada-         4/93        62          100%
 Reno, Reno, Nevada (3)
Robert H. Ballard Hospital for                 7/93        60           50%
 Rehabilitation, San Bernardino,
 California (3)
Terre Haute Rehabilitation Hospital,           7/93        60           50%
 Terre Haute, Indiana (3)
Rehabilitation Hospital of Fort Wayne,        11/93        60           50%
 Fort Wayne, Indiana (3)
The Rehabilitation Hospital of                 5/94        50           79%
 Lafayette, Lafayette, Louisiana (3)============================================


________________________


(1) The percentages in this column relate to Company ownership of the subsidiary that operates the hospital. For those facilities where the

     Company owns less than 100% of the operations, the Company also has a contract to manage the facility.


(2) The Western Neuro Care Center and Tustin Rehabilitation Hospital facilities are located on the same campus, and licensed as one facility and operated under a single lease.

(3) The Company owns all or substantially all of the real property interests in these facilities. The remaining facilities are leased from third parties.


For a discussion of the occupancy rates at the Company's inpatient hospitals, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

     The Company currently has one hospital under construction in Memphis, Tennessee with 68 beds. Construction is expected to be completed in the first quarter of fiscal 1995. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation", for a discussion of the Company's historical and current methods of financing the construction and operation of its hospitals.

Contract Therapy Services
- - -------------------------

     Through its Contract Therapy Services group, the Company provides physical, occupational, speech, respiratory and ventilator services on a contract basis in 31 states. Rehabilitative programs and staffing are provided throughout the entire healthcare continuum to entities such as schools, skilled nursing facilities, acute care hospitals, rehabilitation hospitals, home health agencies and outpatient clinics.

     Many institutions offer diversified rehabilitation programs, such as physical, speech, occupational and respiratory care, without having sufficient patient demand to justify retaining full-time employees or establishing a rehabilitation department to provide such services in house. Further, the shortage of qualified healthcare personnel makes it difficult for many providers to successfully recruit and retain staff for existing or proposed therapy departments. The Company's Contract Therapy Services group can provide any of these services on a full or part-time contractual basis to meet the staffing, management and programmatic needs of such organizations.

     In fiscal 1994, the Company consolidated several of its contract therapy operations into CMS Therapies to eliminate duplicative administrative roles and to improve the delivery of services by integrating the resources of the various contract therapy subsidiaries. For additional discussion of the Company's consolidation efforts, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

     CMS Therapies provides contract physical, occupational, speech and respiratory therapy services to the growing skilled nursing facility-based medical rehabilitation population. CMS Therapies currently serves more than 1000 facilities nationwide. The Company's RehabWorks, Pro Therapy and VTA Management subsidiaries also provide contract therapy services.

Outpatient Services
- - -------------------

     The Company believes outpatient facilities offer comprehensive rehabilitation services in a convenient and cost-effective manner for a broad range of cases, including post-inpatient hospital cases and other non-hospitalized conditions such as hand, leg and neck injuries. The Company's outpatient programs encompass sports medicine, industrial and occupational medicine, women's centers and treatment for a broad range of orthopedic and neurological conditions. The Company typically provides on-site outpatient services at its rehabilitation hospitals and, as of June 30, 1994, at 130 outpatient facilities, 91 of which are operated in conjunction with the Company's inpatient rehabilitation hospitals. The remaining 39 of the Company's outpatient facilities are operated through its contract therapy group. The Company intends to increase the volume of its outpatient services by diversifying its programs, expanding services and making acquisitions of additional outpatient centers.

Physician Services
- - ------------------

     Through its Physician Services group, the Company provides temporary physician (locum tenens services) and allied professional staffing services to hospitals, physician practices and managed care payors throughout the United States. Demand for these services results from shortages in the primary care and allied healthcare professional field as well as from absences to meet continuing medical education requirements, vacations and staff optimization in hospital-based specialties. The Company believes that efficient operation of healthcare facilities and practices will be a continuing driving force for the utilization of locum tenens services of the Company to temporarily and permanently fill staff vacancies.

     Through its newly acquired MMA subsidiary, the Company provides development, management and managed care contracting services to hospitals, independent physicians practice associations ("IPA's") and other healthcare providers through various subsidiaries. As of June 30, 1994, MMA managed 15 IPA's with managed care contracts covering 100,000 enrolled members and more than 4000 physicians under contract. The Company's Kron Clinical

Services subsidiary provides management services to certain hospital departments and physician groups in the areas of anesthesiology and radiology.

Management Services
- - -------------------

     The Company's SelectRehab subsidiary, formerly known as CMS Unit Management, develops and manages acute and sub-acute rehabilitation units within acute care hospitals and currently manages 10 units with more than 200 beds. The Company's recently formed Innovative Health Alliances subsidiary provides development, management and managed care contracting services to networks of independent outpatient rehabilitation providers. IHA has developed a network in Kansas City and is in the process of developing networks in other geographic regions.

Sources of Revenue
- - ------------------

     As of September 15, 1994, all of the Company's operating rehabilitation hospitals were certified to receive Medicare reimbursement. The following table sets forth the percentages of the Company's net patient revenues for the Company's rehabilitation facilities, contract therapy companies and for the entire Company on a consolidated basis, in each case accounted for by private pay, Medicare and Medicaid revenues for each of the three fiscal years ended June 30, 1992, 1993, and 1994:


                  Rehabilitation          Contract
                    Facilities            Therapy                  Consolidated
                  --------------          --------                ---------------

                  Year ended June 30,     Year ended June 30,     Year ended June 30,
Payor              1992    1993    1994      1992   1993   1994     1992    1993   1994
- - ----------------   ----    ----    ----      ----   ----   ----     ----    ----   ----

Private Pay(1)     38%     38%     36%       87%    87%    80%      58%     59%    58%
Medicare           59%     59%     61%       13%    13%    20%      39%     38%    40%
Medicaid            3%      3%      3%        -      -      -        3%      3%     2%

_________________________

(1) Private pay revenues include direct pay patients, commercial insurers, health maintenance and preferred provider organizations, Blue Cross, worker's compensation plans, liability insurance and other similar payment sources. Payments from these sources may be charge based, cost based or based on contractually negotiated discounts or fee schedules.

Quality Improvement Program
- - ---------------------------

     The Company has established a quality improvement program designed to maintain and continuously improve the high quality of care rendered by the Company to its patients. Each hospital employs an individual dedicated to the daily operations of the quality management program. These operational responsibilities include investigation of patient complaints, monitoring of high risk incidents and correction of any deficiencies issued by regulatory agencies. These individuals receive support from regional Quality Management Support Staff and the corporate office. The Company believes that its quality management program will enable it to satisfy managed care payors regarding the quality of service provided by the Company. The Company applies for and obtains JCAHO and CARF accreditation for each of its hospitals.

     In fiscal 1994, the Company introduced the Total Outcomes and Prediction Program/SM/ (TOPP/SM/), a program designed to manage outcomes by establishing performance benchmarks and critical treatment pathways. The Company believes that the capability of TOPP/SM/ to describe and predict treatment outcomes and expenses permits the Company to assure patients and payors of quality results while its constant monitoring of therapy performance promotes continuous improvements in treatment.

     The Contract Therapy Services group maintains a quality assurance program developed to ensure high quality patient care and monitor clinical staff care practices. The quality assurance personnel are also charged with monitoring the appropriateness of care and patient charges to ensure compliance with the requirements of the various third party payors.

     The Company's locum tenens providers also maintain a comprehensive quality improvement program. Quality improvement personnel create procedures for and participate in the monitoring of provider credentialling; client screening; incident reporting and follow-up; specific monitoring of physician care; and educational programs for employees. Medical consultants in the areas of OB/GYN, anesthesia, family practice, orthopedic surgery, radiology, radiation oncology, general surgery and pathology have assisted quality improvement personnel in developing policies and forms. These consultants also provide inservice seminars for Company staff and act as advisors to providers and clients on patient care issues.

Competition
- - -----------

     The Company's competitors include inpatient and outpatient rehabilitation hospitals as well as local acute care hospitals. The Company believes that recent cost containment efforts of federal and state governments, health maintenance and preferred provider organizations and other third party payors are designed to encourage more efficient utilization of healthcare services and have resulted in lower hospital occupancy, motivating some acute care hospitals to convert to, or add, specialized post-acute care facilities to meet patient care needs in a more cost effective manner. Hospitals and nursing homes are developing "step-down" units, including subacute and acute rehabilitation units that compete with the Company for cases such as uncomplicated orthopedic cases.

     The primary competitive factors in the rehabilitation services business are quality outcomes and cost efficiency. As managed care companies increase their strength within each market that the Company serves, the Company's competitive position in such markets depends, in large part, on its ability to negotiate contracts with purchasers of health care services including health maintenance and preferred provider organizations, medical groups and other third party payors.

     Traditionally, physicians exercised control over patient referral decisions. More recently, managed care organizations and health care alliances are participating in such decisions. These organizations are sensitive to issues of cost control and functional outcome. Health care providers must continually develop cost effective, high quality services closely tailored to match the needs of the patient.

     Contract therapy companies which the Company owns and operates, or may in the future own or operate, will be in competition with other locally-based contract therapy companies. At least one other company competes with the
Company on a national basis.   Most of the Company's competition, however, comes
from small, locally-based firms, often owned by physicians. The Company believes that it will be able to compete successfully in each locality by maintaining its strong reputation in the local communities, establishing new relationships in the future and continuing its business strategy of growth through expansion of services and strategic acquisitions. The Company believes the enactment of legislation banning physician referrals to providers owned by the referring physician for services reimbursed by Medicare or Medicaid will enhance the Company's competitive position in the market. See the discussion on "Provider Relationships" below.

     While the Company's locum tenens providers face competition from several national firms, most competition comes from regional and local firms. Local providers have the advantage of providing physicians who regularly work in the same city as the client, and can therefore save money on travel and lodging which can be passed on to the client. The Company believes that it can compete with the local providers due to the economies of scale the Company is able to achieve and the large pool of locum tenens physicians from which the Company is able to draw.

     In seeking to identify and acquire attractive rehabilitation or other healthcare facilities or businesses and in obtaining the requisite regulatory approvals to develop new facilities, the

Company expects to face competition from other potential acquirors or providers, some of which may have greater financial resources.

Employees
- - ---------

     As of June 30, 1994, the Company employed approximately 14,000 full and part-time employees. The Company believes that its employee relations are satisfactory.

Insurance
- - ---------

     The Company maintains professional liability insurance, comprehensive general liability insurance, and other insurance coverage on all of its healthcare facilities. The Company also maintains professional liability insurance on its locum tenens physicians. Physicians practicing at the Company's facilities as independent contractors are responsible for their own professional liability insurance coverage. The Company believes that its insurance is adequate in amount and coverage.


                             GOVERNMENT REGULATION

Healthcare Reforms
- - ------------------

     President Clinton has identified reforming the payment for and delivery of healthcare goods and services as a major goal of his administration. On November 20, 1993, President Clinton introduced his healthcare reform proposal, the Health Security Act (the "Act"), in the Congress. The primary objectives of the proposal are to provide universal health insurance coverage and to reduce the rate of increase in national healthcare expenditures. The Act, among other things, would limit increases in Medicare spending primarily by reducing reimbursement to medical providers. There are several other healthcare reform proposals competing with the Act.

     In addition, a number of legislative proposals have been introduced in Congress and state legislatures in recent years that would effect major reforms of the healthcare system. Within the last year, some states have enacted laws that affect the public and private healthcare system within those states. The Company believes that reform legislation will continue to be proposed at both federal and state levels.

     It is uncertain what additional proposals the Administration may make or what actions federal, state or private payors for healthcare goods and services may take in response to such proposals. The Company cannot predict what reform proposals will become law or the effect such reforms may have on its business, and no assurance can be given that any such reforms will not have a material adverse effect on the Company's revenues and earnings.

Licensure, Certification and Certificate of Need
- - ------------------------------------------------

     Rehabilitation hospitals are subject to accrediting agency rules and a substantial body of federal, state, and local government laws. These rules and laws subject the Company's facilities to certain standards of performance and to periodic compliance inspections. The Company believes that its facilities are in substantial compliance with all applicable laws and rules governing their operations, including the requirements of the accrediting agencies. Such requirements are subject to change. There can be no assurance that the Company will be able to maintain such compliance in the future for all of its facilities or that the Company will not be required to expend significant sums in order to do so.

     Failure to comply with applicable requirements could result in, among other things, the imposition of fines, temporary suspension of admission of new patients to the facility, decertification from participation in the Medicare and Medicaid programs and, in extreme circumstances, revocation of a facility's license. In certain circumstances, conviction of abusive or fraudulent behavior with respect to one facility may subject other facilities under common control or ownership to disqualification for participation in Medicare and Medicaid programs. In addition, some state regulations provide that all facilities under common control or ownership within a state are subject to de-licensure if any one or more of such facilities is de-licensed.

     The Company's development, construction, and expansion of rehabilitation hospitals are subject to extensive government regulation. Many states in which the Company operates have Certificate of Need ("CON") laws. While these CON laws vary, they generally require state approval for capital expenditures in excess of certain threshold amounts, for the construction, expansion or renovation of existing facilities, for the acquisition of certain medical equipment, or for the institution of new services. CONs usually are issued for a specified maximum dollar amount and require implementation of the proposed project within a specified period of time. Some states also require a CON, or a determination of non-reviewability under the CON law, prior to the acquisition of existing healthcare facilities.

Reimbursement
- - -------------

     The Health Insurance for the Aged and Disabled Program, commonly known as Medicare, is a federal program designed to provide payment for necessary medical services to individuals who are (i) age 65 or over, (ii) entitled to social security or railroad retirement disability benefits, or (iii) entitled to end-stage renal disease benefits. As of September 15, 1994, all of the Company's rehabilitation hospitals were certified to receive reimbursement under the Medicare Program for services rendered to Medicare beneficiaries. Additionally, as of September 15, 1994, 27 of the Company's 36 operational facilities were certified to receive reimbursement under the Medicaid Program for services rendered to Medicaid beneficiaries. The Medicaid Program is a cooperative federal and state program designed to provide payment for necessary medical services to economically disadvantaged individuals. Both initial and continuing certification for the Medicare and Medicaid Programs require compliance with standards in a variety of areas.

     Most of the Company's contract therapy revenues are derived, directly or indirectly, from Medicare. The Company contracts directly with a facility, which in turn seeks reimbursement from third party payors such as Medicare. Specific guidelines exist for determining Medicare reimbursement of physical, occupational and speech therapy services. Medicare applies salary equivalency guidelines to determine the appropriate reimbursement for physical therapy services. Speech and occupational therapy services are reimbursed on a reasonable cost basis. From time to time, certain proposals have been made to impose limitations on Medicare reimbursement of speech and occupational therapy services. In the event such limitations are adopted by Medicare, they may have a material adverse effect on the Company's contract therapy revenues.

     Funds received from the Medicare and Medicaid Programs are subject to audit. These audits can result in retroactive adjustments of payments received from the Medicare and Medicaid Programs. The amounts of adjustments from audits completed as of September 1, 1994 have not been material. Differences between estimated adjustments and final settlements are reflected as income or loss in the year such audits are finalized.

     Part A of the Medicare Program provides payment to the Company's rehabilitation hospitals for certain inpatient services provided to Medicare beneficiaries who have been certified for entitlement under Medicare. Patients may be required to pay a deductible or make a co-payment for the inpatient services they receive from the rehabilitation hospital. Coverage of inpatient hospital services is limited to 90 days per episode of illness plus 60 lifetime reserve days.

     Medicare currently pays an amount equal to the lesser of (i) the billed charges or (ii) allowed reasonable direct and indirect costs, subject to reduction, for the inpatient services provided to Medicare beneficiaries. In addition, newly constructed rehabilitation hospitals may carry forward certain pre-opening costs for five years and under certain conditions recover all or part of such costs as are applicable to the Medicare program. Medicare payments for inpatient services are subject to a limitation (a "ceiling") based on a target amount which is tied to an inflation index called a "market basket" index. With certain limited exceptions, the Omnibus Budget Reconciliation Act of 1993 ("OBRA 1993") reduces the increases in the market basket percentage increases by one percentage point for cost reporting years beginning in 1994 through 1997. Beginning in 1998, the updated target amounts will equal the market basket index.

     New rehabilitation hospital providers opened on or after October 1, 1992 are exempt from these ceilings during their first two full years of operation. The ceilings for these hospitals are established based on their actual operating costs for their second full year of operation and are applicable to their third full year of operation and all years thereafter. Rehabilitation hospitals opened prior to October 1, 1992 are exempt from the ceiling for the first three full years of operation and, unless early implementation is elected, their ceiling is established based on the third full year of operation and takes effect in the fourth year. Based on its experiences in facilities that have been operating three years or more, the Company does not believe such ceilings will have a material impact on its hospitals' operating results.

     Part B of the Medicare Program provides payment to the Company's rehabilitation hospitals for certain outpatient services provided to Medicare beneficiaries. Patients may be required to pay a deductible or copayment for the outpatient services they receive from a rehabilitation hospital or from one of the freestanding outpatient facilities.

     Federal regulations provide that admission to and utilization of hospitals by Medicare and Medicaid patients is subject to review by Peer Review Organizations ("PRO"s) to ensure efficient utilization of services. A PRO may conduct such reviews after the provision of services and may, as appropriate, recommend denial of payments for services already provided. PRO review is subject to administrative and judicial appeal. The Company's Quality Improvement Program is designed to ensure proper and efficient utilization of services and is intended to minimize retroactive PRO denials of payments.

     The Company's operations are not currently subject to Medicare's prospective payment system based on diagnosis-related groups ("PPS"). However, the amendments to the Medicare Program enacted under Title VI of the Social Security Amendments of 1983 ("Title VI") provide for implementation of a prospective payment reimbursement system for the payment of all inpatient rehabilitation and extended care inpatient services in place of the current reasonable cost with limits system of reimbursement. The Secretary of the United States Department of Health and Human Services was directed to develop a methodology for a prospective payment system for currently exempt hospitals in the Omnibus Budget Reconciliation Act of 1990 by April 1, 1992. As part of OBRA 1993, Congress requested the Secretary to submit a report on such methodology promptly. In addition, informal proposals have been made for a prospective payment system for Medicare outpatient care and for Medicare reimbursement of interest expenses. The prospective payment system for rehabilitation hospitals is still being developed by the federal government and, therefore, the Company cannot predict at this time the effect that such a system may have on its operations. Regulations relating to prospective payment or other aspects of reimbursement may be developed in the future which could affect reimbursement for services provided by the Company. The Company cannot predict the effect such a change might have on its business, and no assurance can be given that any such regulations will not have a material adverse effect on the Company's revenues and earnings.

Other Reimbursement
- - -------------------

     The Company's rehabilitation hospitals also receive reimbursement from a variety of private payors, including managed care organizations and indemnity plans such as Blue Cross and other private insurance carriers. Such indemnity plans, including Blue Cross, pay for a variety of benefits for their insured subscribers, frequently including rehabilitation and long-term care services. Such plans generally make direct payments to rehabilitation hospitals or reimburse their policyholders, often subject to policyholder copayments and deductibles. Specific coverages in such plans vary substantially from state to state and from plan to plan. In most cases, indemnity plans, including Blue Cross, make payment on the basis of either (1) established charges or a percentage thereof, or (2) daily rates negotiated by each facility with the indemnity plan. In some cases, indemnity plans pay according to a formula based on hospital costs and typically use the reimbursement principles and limitations of the Medicare Program discussed above.

     Managed care payors, such as health maintenance organizations and preferred provider organizations, generally make direct payments to rehabilitation hospitals on the basis of the hospital's direct charges or contractual per diem
rates negotiated directly with the hospital.   Some payors operate under a
capitated payment system whereby providers are paid a fixed fee for each member of the payor's plan regardless of the treatment rendered, if any. Under capitation, providers bear the risk that the fixed fee may not be sufficient to treat all of the plan members requiring treatment.

State Rate Setting Regulations
- - ------------------------------

     Several states, including Massachusetts, Maryland and Florida, in which the Company operates rehabilitation facilities have rate setting laws which limit the charges which hospitals can establish and charge to their patients and certain third party payors and the reimbursement rates which hospitals can receive from Medicaid, workers compensation and other state reimbursement programs.

Provider Relationships
- - ----------------------

     Health care providers such as the Company and physicians are subject to federal and some state laws and regulations regarding the referral of patients for goods or services to entities in which they have a financial relationship. For example, the federal Medicare/Medicaid Anti-Fraud and Abuse Amendments to the Social Security Act (the "Anti-Kickback Law") make it a criminal felony offense to knowingly and willfully offer, pay, solicit or receive remuneration in order to induce business for which reimbursement is provided under the Medicare or Medicaid programs. In addition to criminal penalties, including fines up to $25,000 and five years imprisonment per offense, violations of the Anti-Kickback Law or related federal laws can lead to civil monetary penalties and exclusion from the Medicare and Medicaid programs from which the Company receives substantial revenues. The Anti-Kickback Law has been broadly interpreted to make remuneration of any kind, including many types of business and financial arrangements among providers, such as joint ventures, space and equipment rentals, management and personal services contracts, and certain investment arrangements, illegal if any purpose of the remuneration or financial arrangement is to induce a referral.

     The United States Department of Health and Human Services ("HHS") has promulgated regulations which describe certain arrangements that will be deemed to not constitute violations of the Anti-Kickback Law (the "Safe Harbors"). The Safe Harbors described in the regulations are narrow and do not cover a wide range of economic relationships which many hospitals, physicians and other health care providers consider to be legitimate business arrangements not prohibited by the statute. Because the regulations do not purport to describe comprehensively all lawful or unlawful economic arrangements or other relationships between health care providers and referral sources, hospitals and other health care providers having these arrangements or relationships may not be required to alter them in order to ensure compliance with the Anti-Kickback Law. However, failure to qualify for a Safe

Harbor may subject a particular arrangement or relationship to increased regulatory scrutiny. On September 21, 1993, HHS published proposed regulations for comment in the Federal Register establishing additional Safe Harbors. As of September 1, 1994, such additional regulations have not been adopted. The Company cannot predict the final form these regulations will take or their effect, if any, on the Company's business.

     In August 1993 President Clinton signed OBRA 1993 which included certain amendments to Section 1877 of the Social Security Act dealing with "Physician Ownership of, and Referral to, Healthcare Entities," commonly known as the "Stark Bill." The amendments significantly broadened the scope of prohibited physician self-referrals contained in the original Stark Bill to include, among others, referrals by physicians to entities with which the physician has a financial relationship and which provide physical and occupational therapy services which are reimbursable by Medicare or Medicaid. The amended Stark Bill contains exceptions to the self-referral prohibition, including an exception where the physician has an ownership interest in the entire hospital. The amendments become effective on December 31, 1994 and contemplate the promulgation of regulations implementing the new provisions. The Company cannot predict the final form that such regulations will take or the effect that the Stark amendment or regulations to be promulgated thereunder will have on the Company.

     The Company has certain relationships with physicians and other referral sources, some of whom have referred, or may refer, patients to the Company's facilities, which do not qualify for Safe Harbor protection. Both the Anti-Kickback Law and the Stark Bill are broadly drafted, and their application to such arrangements is often uncertain. Since the inquiry under both laws is highly factual, it is not possible to predict how they may be applied to certain arrangements between the Company and other health care providers. Although the Company believes that it and the health care facilities owned or controlled by it are in compliance with the Anti-Kickback law, there can be no assurance that enforcement authorities will not assert that the Company or one of its facilities, or certain transactions into which they have entered, has violated or is violating such Anti-Kickback Law, or that if any such assertion were made, that the Company would prevail, or whether any sanction imposed would have a material adverse effect on the operations of the Company. Additionally, the Company intends to monitor regulations under, and interpretations of, the Stark Bill to determine whether any modifications to such arrangements will be necessary in order to comply with the Stark Bill by its effective date, December 31, 1994. Even the assertion of a violation of the Anti-Kickback Law or similar laws could have a material adverse effect upon the Company.

     In addition, from time to time, legislation is introduced or regulations are proposed at the federal and state levels that would further restrict relationships and compensation arrangements among healthcare providers. Several states have recently passed statutes which prohibit physicians from referring patients to facilities in which they are a joint venture partner. The Company cannot predict whether any of the proposed legislation or other legislation or regulations applicable to the Company will be adopted, the final form that any such legislation or regulations might take, or the effect that any such legislation or regulations might have on the Company.

Government Investigations
- - -------------------------

     From time to time, federal and state governments as well as insurers and others have conducted and may conduct inquiries or investigations into businesses in the healthcare industry, including rehabilitation businesses. The Company cannot predict either the occurrence or the outcome of any such investigation. The Company believes that it conducts its business in an ethical manner and in compliance with applicable laws. However, any investigation could lead to the imposition of additional regulations and have a material adverse effect on the rehabilitation care industry in general and the Company in particular.

ITEM 2.  PROPERTIES.
         ----------

     The Company presently leases its principal executive offices at 600 Wilson Lane, Mechanicsburg, Pennsylvania. See the chart under Item 1, "Business-Operations" for a description of the rehabilitation hospital facilities owned or leased by the Company.

     In addition, the Company currently owns or leases the various principal executive offices of its contract therapy, physician services and management services businesses and leases various facilities used for outpatient clinics and other business purposes, none of which individually is materially important to the Company's business as a whole. The Company believes its properties are adequate and suitable for the Company's needs.


ITEM 3.  LEGAL PROCEEDINGS.
         -----------------

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the Company's business and matters in which the amount involved does not exceed ten percent of the consolidated current assets of the Company, to which the Company or any of its subsidiaries is a party or of which any of their property is the subject. From time to time, the Company may also be involved in regulatory proceedings. See Item 1, "Business - Government Regulation".


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
         -------------------------------------------
         HOLDERS.
         -------

     No matters were submitted to a vote of the Company's security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year ended June 30, 1994.

                             ADDITIONAL INFORMATION

     The following information is furnished in this Part 1 pursuant to Instruction 3 to Item 401(b) of Regulation S-K:

Executive Officers of the Company
- - ---------------------------------

       Name                   Age            Position with the Company
       ----                   ---            -------------------------

Rocco A. Ortenzio              61            Chairman of the Board and
                                             Chief Executive Officer

Robert A. Ortenzio             37            Director, President and Chief
                                             Operating Officer

Frank Fritsch                  42            Senior Vice President,
                                             Human Resources

Dennis L. Lehman               38            Senior Vice President and
                                             Chief Financial Officer

David G. Nation                41            Senior Vice President,
                                             General Counsel and Secretary

Patricia A. Rice               47            Senior Vice President,
                                             Clinical Operations

     The executive officers of the Company customarily are elected annually by the Board of Directors to serve at the pleasure of the Board until their successors are elected.

     Rocco A. Ortenzio.  Mr. Ortenzio joined the Company in July 1986 as
     -----------------
Chairman of the Board, President, and Chief Executive Officer. He served as President until May 1989 and continues to serve in the other two capacities. Mr. Ortenzio was founder, President, and a director of Rehab Hospital Services Corporation ("RHSC") from 1979 until June 1986. RHSC is engaged principally in the operation of a chain of rehabilitation hospitals. RHSC was a publicly held company until it agreed to merge with National Medical Enterprises, Inc. in January 1985. Mr. Ortenzio was founder, President, Treasurer, and Chief Executive Officer of Pennsylvania Health Corp. from 1976 to 1979 and was founder, President and Chief Executive Officer of Rehab Corp. from 1969 until 1974. Rehab Corp. provided specialized healthcare services, including a nationwide chain of outpatient cardiac rehabilitation clinics. Rehab Corp. was acquired by American Sterilizer Company in 1974. Mr. Ortenzio thereafter served as President of the Rehab Division of American Sterilizer Company until December 1976. Mr. Ortenzio is a graduate of the University of Pennsylvania School of Allied Health Services and has over thirty years of experience in rehabilitation care. Mr. Ortenzio is also a director of AMSCO International, Inc. and Quorum Health Services Group, Inc.
Mr. Ortenzio is the father of Robert A. Ortenzio.

     Robert A. Ortenzio.  Mr. Ortenzio has been President of the Company since
     ------------------
May 1989. He joined the Company as a Senior Vice President in February 1986, was elected an Executive Vice President in January 1987, and was elected a director and named Chief Operating Officer in April 1988. Prior thereto, he was a Vice President of RHSC. Mr. Ortenzio is the son of Rocco A. Ortenzio.

     Frank Fritsch.  Mr. Fritsch joined the Company as a Senior Vice President
     -------------
in August 1992. Since 1988 he was employed as Vice President, Human Resources for Eastern Mercy Health System. Prior thereto, he held similar positions at American Hospital Supply (since 1980), ARA Services and Rorer Pharmaceutical Corporation.

     Dennis L. Lehman.  Since January 1991, Mr. Lehman has been a Senior Vice
     ----------------
President of the Company. Mr. Lehman joined the Company in June 1990 as a Vice President and Chief Financial Officer. Prior thereto, he was employed by the Houston office of Price Waterhouse (since 1978), directing the national healthcare financial consulting practice.

     David G. Nation.  Mr. Nation joined the Company in September 1991 as Senior
     ---------------
Vice President and General Counsel. He was appointed Secretary in 1992. Prior to September 1991, he was a member of the Philadelphia law firm of Drinker Biddle & Reath and a partner in such firm since 1985.

     Patricia A. Rice.  Since May 1994, Ms. Rice has been a Senior Vice
     ----------------
President of the Company. Ms. Rice joined the Company in October 1987 as the Administrator of the Company's Lakeview Rehabilitation Hospital. Ms. Rice became an Assistant Vice President in July 1990 and a Vice President in January 1991.

                -----------------------------------------------

     For the purpose of calculating the aggregate market value of the voting stock of the Company held by non-affiliates as shown on the cover page of this report, the closing sales price of the

Company's Common Stock on September 15, 1994 has been used, and it has been assumed that all the outstanding shares were held by non-affiliates except for the shares beneficially owned by directors of the Company and persons known by the Company to beneficially own ten percent or more of the Company's outstanding Common Stock. This should not be deemed to constitute an admission that all of such persons are, in fact, affiliates of the Company or beneficial owners of such stock or that there are not other persons who may be deemed to be affiliates of the Company.


                                    PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
         --------------------------------------------------
         MATTERS.
         -------

     Market Information
     ------------------

     The Company's Common Stock is listed on the New York Stock Exchange under the symbol "CNM". The following table sets forth the range of high and low closing sales prices of the Common Stock for the Company's fiscal periods indicated.

                                       Reported Sales Price
                                       --------------------
     Fiscal Year ended June 30, 1994          HIGH     LOW
     -------------------------------          ----     ---
First Quarter.........................         8 3/8    7 1/8
Second Quarter........................        10        7 3/4
Third Quarter.........................        12        8
Fourth Quarter........................        11        8

     Fiscal Year ended June 30, 1993          HIGH     LOW
     -------------------------------          ----     ---
First Quarter.........................        20 3/4   14 1/2
Second Quarter........................        19 3/4   14 3/4
Third Quarter.........................        17 7/8   10 3/8
Fourth Quarter........................        13 1/2    7 1/4
- - --------------------------

     Holders
     -------

     As of September 15, 1994 there were 1,206 stockholders of record of the Company's Common Stock.

     Dividends
     ---------

     The Company has not paid any cash dividends on its Common Stock and does not anticipate the payment of cash dividends in the foreseeable future. The Company currently anticipates that any future earnings will be retained to finance the Company's operations. Under its bank credit agreement, the Company may not pay or declare cash dividends on its Common Stock. The indentures covering the Company's 10 7/8% Senior Subordinated Notes due 2002 and its 10 3/8% Senior Subordinated Notes due 2003 also contain certain restrictions on the Company's ability to pay cash dividends.


ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

                       Five Year Selected Financial Data

                                                                Fiscal Year Ended June 30,
                                        -----------------------------------------------------------------------
                                           1994            1993             1992            1991          1990
(in thousands, except per share data)

Income Statement Data:

  Net Operating Revenues                  $1,004,839         $901,397       $681,825       $429,921     $291,712

  Income (loss) from operations        (40,905)/(1)/       46,785/(2)/        50,106         27,642       19,051

  Net Income (loss)                    (34,545)/(1)/    19,519/(2)(3)/    27,091/(4)/        18,501       12,701

Income (loss) per common share:
  Primary                                       (.92)              .51            .73           .63          .48

  Fully diluted                                 (.92)              .51            .72           .60          .46

Balance Sheet Data:
  Total assets                               766,742           772,228        475,230       327,796      219,676

  Long-term debt, net of current
  portion                                    353,752           382,602       134,835         57,947       92,292

(1) Reflects a $74,834 pre-tax special charge related to the impairment of selected assets of the Company's hospital division, the costs associated with the consolidation of its contract therapy companies, the losses related to the termination of certain relationships in the contract therapy business and certain other costs of the restructuring program.

(2) Reflects $14,556 of pre-tax special charges related to the write-down of certain rehabilitation facility development costs.

(3) Reflects $2,598 of pre-tax merger expenses in connection with the Kron Medical Corporation acquisition and Kron's subsequent consolidation with CompHealth and the cumulative effect of an accounting change totaling $3,204, net of income tax benefit.

(4) Reflects $1,000 of pre-tax merger expenses in connection with the CompHealth acquisition and a one-time pre-tax charge of $3,319 relating to a terminated merger agreement.

The selected financial data has been restated to reflect the results of CompHealth and Kron for the periods prior to their respective acquisitions. CompHealth and Kron were acquired in business combinations accounted for as poolings of interests.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         ---------------------------------------
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
         ---------------------------------------------


OVERVIEW

     The Company is a diversified provider of comprehensive medical rehabilitation and physician services. The Company has a significant presence in each of the rehabilitation industry's three principal sectors - inpatient rehabilitation care, contract services and outpatient rehabilitation care. Additionally, the Company is the largest provider of physician locum tenens services in the United States.

     The following table sets forth, for the periods indicated, net operating revenues and EBITDA defined as income (loss) from operations plus interest, depreciation, amortization, and special charge for each of the Company's operating groups (in thousands):

                                      Year Ended June 30,               Increase (Decrease)
                                 ------------------------------       -----------------------

                                  1994         1993        1992       1993-1994     1992-1993
                                  ----         ----        ----       ---------     ---------
Net operating revenues:
- - -----------------------
  Rehabilitation group         $  551,699    $514,224    $388,051         7%           33%
  Contract therapy services       343,300     278,652     186,372        23%           50%
  Physician services              107,108     108,396      94,905        (1%)          14%
  Other                             2,732         125      12,497        N/M           N/M
                               ----------    --------    --------      ------        ------
                               $1,004,839    $901,397    $681,825        11%           32%
                               ==========    ========    ========      ======        ======
EBITDA:
- - -------
  Rehabilitation group         $   70,410    $ 66,210   $ 41,922          6%           58%
  Contract therapy services        33,684      36,275     23,849         (7%)          52%
  Physician services                7,804      10,960      8,026        (29%)          37%
  Other                            (1,547)        378        291         N/M           N/M
                               -----------   --------   --------       ------        ------
                               $  110,351    $113,823   $ 74,088         (3%)          54%
                               ===========   ========   ========       ======        ======

     "Other" revenues referred to in the above table consist principally of revenues from the Company's new initiatives including SelectRehab, Innovative Health Alliances and Medical Management Associates. Certain percentage changes in "Other" are not meaningful (N/M).

     Certain reclassifications were made to fiscal 1993 and 1992 net operating revenues to conform to fiscal 1994 presentations.

     The Company's recent growth in net operating revenues has been the result of expansion of its contract therapy businesses as well as the development of new rehabilitation hospitals, outpatient clinics and acquisitions of contract therapy and physician services companies.

     In April 1994, the Company sold its 50% interest in the operations of its Rocky Mountain Rehabilitation Institute, located in Aurora, Colorado, and signed a definitive agreement to sell by December 31, 1994 the real property comprising that facility. On June 30, 1994, the Company sold selected assets of its wholly-owned subsidiary which leased and operated its North Valley Rehabilitation Hospital, located in Chico, California. In the fourth quarter of fiscal 1994, the Company also closed or divested twenty-nine of its under performing outpatient centers.

RESULTS OF OPERATIONS

Net Operating Revenues and EBITDA

     Net operating revenues increased by 11% to $1,004,839,000 for fiscal 1994 from $901,397,000 in fiscal 1993 and increased 32% in fiscal 1993 over fiscal 1992 net operating revenues of $681,825,000. The increase in both periods resulted from the growth in the Company's existing operations and through the addition of new rehabilitation hospitals. Additionally, the increase in fiscal 1993 resulted from the acquisition of a contract therapy company in the fourth quarter of fiscal 1992.

     EBITDA declined 3% to $110,351,000 for fiscal 1994 from $113,823,000 in fiscal 1993 and increased 54% in fiscal 1993 from $74,088,000 in fiscal 1992. The decrease in EBITDA for fiscal 1994 resulted from lower contract respiratory services revenues in the contract therapy services group and a decline in higher margin specialty care and allied professional days in the physician services group and increases in certain other operating expenses. The increase in EBITDA in fiscal 1993 over fiscal 1992 resulted from the growth in the Company's existing operations and the addition of new rehabilitation hospitals.

     Approximately 42% of the Company's consolidated net operating revenues during fiscal 1994 was derived from patients covered by the federal government's Medicare program for the aged and chronically disabled and state Medicaid programs for the indigent as compared to 41% and 42% for fiscal 1993 and 1992, respectively. The balance of the Company's net operating revenues was provided by private pay sources, non-governmental payors, such as commercial insurance companies, and non-patient related revenues.

     Following is a discussion of the Company's operating groups. Certain operating results related to new initiatives and management services companies have been excluded from the discussion due to their immateriality in relation to the consolidated results.


Rehabilitation Group:

     The following table sets forth, for the periods indicated, net operating revenues for the rehabilitation group (in thousands):


                                                               Year Ended June 30,                     Increase (Decrease)
                                                 --------------------------------------------         -----------------------
                                                   1994              1993              1992           1993-1994     1992-1993
                                                   ----              ----              ----           ---------     ---------
Net operating revenues:
 Rehabilitation group
  Hospitals (fiscal year of opening)
   Pre-1993 (26 hospitals)                        $403,785          $424,676          $337,520            (5%)          26%
   Fiscal 1993 (6 hospitals)                        69,164            29,845                             132%           N/A
   Fiscal 1994 (4 hospitals)                        25,327                                                N/A           N/A
   Divested facilities (2 hospitals)                24,637            31,150            27,102           (21%)          15%
                                                  --------          --------          --------           ----          ----
                                                   522,913           485,671           364,622             8%           33%
  Other rehab related                               28,786            28,553            23,429             1%           22%
                                                  --------          --------          --------           ----          ----
  Total rehabilitation group                      $551,699          $514,224          $388,051             7%           33%
                                                  ========          ========          ========           ====          ====

     "Other rehab related" revenues referred to in the above table include revenues from long-term care operations, Medicare reimbursement of certain home office costs and certain outpatient operations.

     The increases in net operating revenues generated by the rehabilitation hospital group resulted primarily from new hospital openings. Net operating revenues generated by the Company's 26 rehabilitation hospitals in operation during all of fiscal 1994 and 1993 (the "Pre-1993 Hospitals") declined 5% in fiscal 1994 from the prior year. This decline is principally due to lower costs which resulted in lower cost based Medicare reimbursement, shorter inpatient length of stays, and competitive pricing pressures.

     As of June 30, 1994, the Company had transitional rehabilitation units, with a total of 308 beds, in 20 of its rehabilitation hospitals. Transitional rehabilitation units provide a lower level of care and consequently generate lower revenues per occupied bed than an acute rehabilitation bed. However, there are less costs related to providing transitional rehabilitation services. The Company believes that its transitional rehabilitation units will increase its overall inpatient utilization at its hospitals and expand its continuum of services at various levels of care and cost, an important factor in dealing with managed care payors.

     The percentage of net operating revenues generated by Medicare and Medicaid patients at the rehabilitation hospitals was 64% in fiscal 1994, and 62% in each of fiscal 1993 and 1992.

     With the pressures to control rising healthcare costs, more services are being provided on an outpatient basis. Total outpatient treatments in fiscal 1994 increased to 3,025,820 over the 2,448,866 outpatient treatments in fiscal 1993 and 1,635,606 outpatient treatments in fiscal 1992. Outpatient services represented 16% of the rehabilitation group's net operating revenues in each of fiscal 1994 and 1993 and 15% in fiscal 1992. While the volume of outpatient treatments continues to increase, pricing of outpatient services has declined over the prior year due to several factors including changes in the Company's marketing strategy and changes in regulatory requirements affecting pricing in selected states' workers compensation programs.

     Overall EBITDA for the rehabilitation group increased 6% to $70,410,000 from $66,210,000 for the years ended June 30, 1994 and 1993, respectively, and increased 58% in fiscal 1993 from $41,922,000 in fiscal 1992. The fiscal 1994 increase resulted from the rehabilitation hospitals opened during fiscal 1993 and 1994.

     The Company is a provider to managed care payors in many of its markets. Managed care programs are designed to encourage more efficient and less costly utilization of medical services. Managed care payors are increasingly negotiating discounted or per diem rates directly with the Company's rehabilitation hospitals which have adversely affected the revenue growth and operating margins of the rehabilitation group. The Company is responding to managed care penetration by reducing costs through several measures including the introduction of a new acuity based staffing model within the hospitals. The new staffing model resulted in a reduction of staff and a change in the hospitals' therapy delivery model. The Company has also established and continues to refine cost accounting systems as well as outcomes documentation and resource consumption information in order to demonstrate the cost effectiveness of rehabilitation services. The Company believes this data will be instrumental in its ability to negotiate with managed care payors.

     Below are selected statistics for the Pre-1993 Hospitals:

                                                                         %
                                           1994           1993        Change
                                           ----           ----        ------
    Occupancy percentage                  65.9%          68.0%          (3%)
    Admissions                           19,263         18,101           6%
    Average length of stay (days)          22.1           23.7          (7%)
    Patient days                        423,106        428,044          (1%)
    Outpatient treatments             2,325,779      2,074,856          12%
    Outpatient % of net revenue           18.2%          17.3%           5%

     Occupancy percentage for the Pre-1993 Hospitals for fiscal 1994 was 65.9% as compared to 68.0% during fiscal 1993. This decline in occupancy percentage was due to an increase in licensed beds and a lower patient average length of stay in fiscal 1994. Average length of stay declined, in part, due to cost controls, case management review and increased efficiencies in treatments. Average length of stay was also reduced by the increase in the number of transitional rehabilitation beds which have shorter average lengths of stay. Certain reimbursement methodologies, including those under the Tax Equity and Fiscal Responsibility Act ("TEFRA") regulations, applicable to Medicare reimbursement, make the number of admissions, in addition to occupancy percentages and average length of stay, important in monitoring the results of the hospitals as revenue growth becomes increasingly dependent upon patient volume. As of June 30, 1994, the Company had 15 hospitals subject to TEFRA regulations. The lower patient average length of stay in fiscal 1994 versus fiscal 1993 was partially offset by a 6% increase in admissions in fiscal 1994.

     The timing of new hospital openings during fiscal 1993 makes a comparison of occupancy percentages between fiscal 1994 and 1993 for these hospitals not meaningful. The rehabilitation hospitals opened in fiscal 1993 (the "1993 Hospitals") increased their patient days in fiscal 1994 to 87,857 from 35,644 in fiscal 1993. During fiscal 1994, the occupancy percentage for the 1993 Hospitals was 69%. The occupancy percentage for rehabilitation hospitals opened in fiscal 1994 (the "1994 Hospitals") was 42%. The 1994 Hospitals' patient days were 25,112.


Contract Therapy Services:

     The increases in net operating revenues generated by contract therapy services resulted from same company growth through the addition of new contracts with both existing and new providers. The net number of facilities served remained relatively unchanged over the same period in the prior year. The Company continues to add contracts with new facilities and terminate business with certain facilities that do not meet the Company's profitability objectives. The contract therapy companies serve over 2,400 facilities.

     Approximately 81% of the net operating revenues for fiscal 1994, and 74% and 66% of the net operating revenues for fiscal 1993 and 1992, respectively, were generated through the provision of therapist services to skilled nursing facilities, while the remainder was generated by therapy services to hospitals, schools, clinics and other institutions.

     The percentage of net operating revenues generated from direct services to Medicare/Medicaid patients was 21% for fiscal 1994. This represents an increase from 17% for fiscal 1993 and 20% for fiscal 1992. The principal reason for the increases in fiscal 1994 is the Company's decision to terminate its contractual arrangements with certain third-party providers. Under these arrangements, the Company provided therapy services to Medicare patients through an unrelated Medicare certified provider. As a result of terminating these arrangements, the Company, in many instances, now provides the same services directly to Medicare patients.

     EBITDA decreased 7% to $33,684,000 in fiscal 1994 from $36,275,000 in fiscal 1993, and increased 52% in fiscal 1993 from 23,849,000 in fiscal 1992. During fiscal 1994, the earnings from contract therapy services declined compared to the prior year primarily due to lower contract respiratory services revenues as a result of changes in reimbursement in the state of Indiana in December 1993, lower productivity per therapist partially as a result of turnover and the consolidation of two of the Company's contract therapy companies, and the exit from contractual arrangements with third-party providers.

Physician Services:

     The declines in the Company's physician services net operating revenues were a result of reduced demand and pricing pressures in the specialist product line of the Company's physician/locum tenens services. Net operating revenues for the specialist product line for fiscal 1994 declined 20% as compared to the prior year. This decline was partially offset by the 26% increase in revenues for the primary care product line during fiscal 1994. The growth in net operating revenues in fiscal 1993 as compared to fiscal 1992 was due to the increase in the number of filled days. Filled days were 151,633 and 134,766 in fiscal 1993 and 1992, respectively.

     During fiscal 1994 approximately 51% of net operating revenues was generated through services to hospitals while 33% involved contracts with physician groups. The remainder was with managed care programs, clinics and other sources. In fiscal 1993 and 1992, approximately 48% and 52%, respectively, of net operating revenues were generated through services to hospitals while 35% in both years involved contracts with physician groups.

     EBITDA decreased 29% to $7,804,000 in fiscal 1994 from $10,960,000 in fiscal 1993, and increased 37% in fiscal 1993 from $8,026,000 in fiscal 1992. The decrease from fiscal 1993 to 1994 resulted primarily from a decline in higher margin specialty care and allied professional days.

     The following table sets forth, for the periods indicated, filled days by discipline:


                                  Fiscal 1994           Fiscal 1993
                              ------------------     -----------------        %
                                # of                  # of                 Increase
                                days         %        days         %      (Decrease)
                                ----       ----       ----       ----     ----------
   Physicians:
     Primary care             47,200       31.7      40,146      26.4        17.6
     Specialty care           53,421       35.9      61,520      40.6       (13.2)
   Allied professionals       48,302       32.4      49,967      33.0        (3.3)
                             -------      -----     -------     -----       -----
                             148,923      100.0     151,633     100.0        (1.8)
                             =======      =====     =======     =====       =====

     The decline in specialty care and allied professional days is due to reduced demand for specialty physicians locum tenens services and additional competition in local markets. Allied professionals represent approximately 22% of physician services net operating revenues for the year ended June 30, 1994. The increase in primary care filled days and its relative increase as a percentage of total filled days reflects the increased demand for primary care physicians and the Company's increased emphasis of this product line. The Company believes the primary care physician product line has greater growth prospects than its specialist product line.

     The federal government as well as state governments, business and labor continue to discuss, propose and implement various measures to control rising healthcare costs, improve quality and provide funding for those who currently lack health insurance. The Company is unable to predict what form these measures will take and as a result cannot estimate how they might affect future operating results.


Interest Expense

     Interest expense for fiscal 1994 totalled $38,156,000 compared to $22,747,000 for fiscal 1993, an increase of $15,409,000. Interest expense for fiscal 1992 was $6,216,000. The increases in fiscal 1994 and fiscal 1993 over the prior year were due to a higher average outstanding debt balance and a higher average interest rate resulting from the issuance of $350,000,000 of senior subordinated notes during fiscal 1993. In addition, interest expense was impacted by a reduction in the amount of interest capitalized related to new hospital construction, as the Company had fewer hospitals under construction in fiscal 1994 than in fiscal 1993 and 1992.


Depreciation and Amortization

     Depreciation and amortization as a percentage of net operating revenues increased for fiscal 1994 to 3.8% from 3.3% and 2.6% in fiscal 1993 and 1992, respectively. This increase resulted from the depreciation on the new rehabilitation hospitals which are owned by the Company and an increase in goodwill amortization resulting from acquisitions.


Special Charge

     During the fourth quarter a special pre-tax charge of $74,834,000 was recorded. The special charge resulted from the approval by the Company's Board of Directors of several measures to streamline operations and improve productivity by restructuring the Company into major operating businesses, flattening the management organization structure, writing down certain assets and, where appropriate, divesting unproductive assets. The Company began work on the proposed plan during the fiscal 1994 third quarter as a result of market changes the Company was experiencing. The special charge comprised several items including the impairment of selected assets in the Company's rehabilitation group, the costs associated with the consolidation of its contract therapy companies, the losses related to the termination of certain business relationships in the contract therapy business and certain other costs of the restructuring program.

     Approximately $50,244,000 of the charge was associated with the impairment of assets at eight rehabilitation hospitals, divestiture of two rehabilitation hospitals, closure of a select group of outpatient locations and miscellaneous other charges.

     Approximately $22,842,000 of the charge was related to the consolidation of certain contract therapy companies into CMS Therapies, the exit from certain markets and businesses, and losses related to the termination of certain business relationships. This consolidation process involved the closure of offices, relocation and severance of personnel and the elimination of duplicative processes.

     The remainder of the charge, $1,748,000, was to reduce the work force at the Company's corporate office and provide for transaction costs to execute the plan.

     The Company estimates that the reorganization plan, when fully implemented, will reduce or eliminate approximately $5,500,000 of costs and expenses annually, including depreciation, and eliminate unprofitable operations.

     During the fourth quarter of fiscal 1993 the Company recorded a pre-tax charge of $14,556,000 related principally to the write-off of deferred costs for approximately 30 abandoned rehabilitation hospital development projects on which construction had not started. The decision to abandon certain projects and pursue less capital intensive growth than in the past was a result of changes in the Company's rehabilitation hospital development strategy in response to changes in various healthcare delivery markets. Prior to fiscal 1994, the Company deferred certain costs incurred to obtain government approvals and other expenses related to the development of rehabilitation hospitals. Based on a historical high rate of completion, costs of developing a project were charged to operations only when it was probable that the project would be abandoned. As a result of its change in development strategy, the Company changed its accounting for development costs. Ongoing hospital development costs are now expensed until that time when it is probable that construction will commence.


Merger Expenses

     On February 23, 1993, the Company acquired Kron Medical Corporation ("Kron") in a business combination accounted for as a pooling of interests. In connection with this pooling, the Company incurred $2,598,000 of costs related to the acquisition and combination of Kron with CompHealth. During fiscal 1992 the Company acquired CompHealth in a business combination accounted for as a pooling of interests. In connection with this pooling, the Company incurred $1,000,000 of costs. Additionally, during fiscal 1992, the Company recorded costs of $3,319,000 related to the termination of a merger agreement.


Minority Interests

     Minority interests in net income decreased for the year ended June 30, 1994 to $4,730,000 from $6,663,000 in fiscal 1993. This decline is primarily due to lower earnings during fiscal 1994 at the Company's joint ventured rehabilitation hospitals. In fiscal 1993, minority interests in income decreased $108,000 from $6,771,000 in fiscal 1992. This decrease reflects the Company's July 1992 acquisition of the minority interests in its Communi-Care/Pro-Rehab subsidiary and was offset by an increase in the number of joint venture companies operating rehab hospitals.


Income Taxes

     Income taxes as a percentage of income (loss) before income taxes were
(18)%, 44% and 35% respectively for fiscal 1994, 1993 and 1992. These percentages reflect the restatements for the poolings of interests with Kron in fiscal 1993 and CompHealth in fiscal 1992. Both of these entities were S-Corporations prior to the merger and made no provision for income taxes. The pro forma effective tax rate, including Kron and CompHealth taxed at statutory rates prior to their acquisition dates, was (18)%, 45%, and 38% in fiscal 1994, 1993 and 1992. The significant increase in the pro forma effective tax rate from fiscal 1992 to fiscal 1993 results from the loss of various state tax deductions due to one-time charges, the effect of certain transaction-related pooling expenses which are not tax deductible, an increase in non-deductible goodwill costs and a more unfavorable mix of state income. The tax benefit in fiscal 1994 resulted from a pre-tax loss caused by the special charge and was offset by certain non-deductible components of the special charge, prior year tax assessments and a higher effective state tax rate.


Adoption of New Accounting Principles

     Effective July 1, 1993 the Company adopted Financial Accounting Standards Board Statement No. 109 "Accounting for Income Taxes" which changed the method of accounting for income taxes for the Company in fiscal 1994. The statement requires an asset and liability approach for accounting and reporting income taxes. Under this approach, deferred taxes are based on future tax consequences of events that have been recognized on the Company's financial statements or tax return. Accordingly, deferred taxes are adjusted for changes in tax rates when enacted. Under the prior rules, deferred taxes were provided based on their relationship with pre-tax income at the tax rates in effect when the deferral occurs and are not adjusted for changes in those rates. The cumulative effect of this statement was not material.

     In fiscal 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company recognized an after tax cumulative effect of $3,204,000 in adopting this statement. The cumulative effect resulted from the write-down to fair value of a long-term care investment being held-to-maturity.


CAPITAL RESOURCES AND LIQUIDITY

     For the year ended June 30, 1994, operating activities provided $50,708,000 of cash as compared with $6,789,000 in fiscal 1993, and $12,981,000 in fiscal 1992. In the past, the Company has utilized cash from operations to fund the working capital of new hospital openings as well as the expansion of certain contract therapy and physician services companies. The cash flow increase relates principally to the slowdown of capital intensive hospital development projects. Investing activities, primarily development, construction and acquisition activities, resulted in uses of cash of $30,368,000 during fiscal 1994 as compared with $217,276,000 in fiscal 1993 and $96,407,000 in fiscal 1992. Available cash was primarily used to fund the cash requirements for fiscal 1994. Cash inflows of $23,060,000 resulted from the sale of real estate and equipment of one rehabilitation hospital under construction and the sale of the operations of two rehabilitation hospitals and other miscellaneous assets. The Company's current ratio was 2.07:1 at June 30, 1994 compared to 2.90:1 at June 30, 1993. This decrease reflects the accrual of $18,794,000 related to the special charge as well as an increase in the amounts due to third-party payors. See the Consolidated Statements of Cash Flows for a detailed analysis of the components of cash flow.

     Long-term debt outstanding at June 30, 1994 totalled $357,765,000, including $4,013,000 which represents the current portion of long-term debt.
The Company's percentage ratio of long-term debt to total capitalization both at June 30, 1994 and 1993 was 60%. The Company's credit facility provides up to $235,000,000 in a revolving line of credit, of which up to $45,000,000 is available in the form of letters of credit. At June 30, 1994, there were no borrowings and approximately $30,006,000 of letters of credit were outstanding under the credit facility. The credit facility provides for a revolving loan period through December 31, 1996 and the subsequent conversion of the revolving loan into a four-year term loan. The Company has pledged its ownership interests in certain of its operating subsidiaries as collateral under the facility. The Company is also subject to certain financial and other covenants, including, without limitation, restrictions on the amount of other indebtedness it may incur and a prohibition on paying cash dividends.

     On August 17, 1992, the Company issued $200,000,000 of 10 7/8% Senior Subordinated Notes due 2002 ("10 7/8% Notes"). The 10 7/8% Notes were sold at 99.25% of their principal amount. On March 16, 1993 the Company issued $150,000,000 of 10 3/8% Senior Subordinated Notes due 2003 ("10 3/8 Notes").
The 10 3/8% Notes were sold at 99.22% of their principal amount. The 10 7/8% Notes are subject to redemption at any time on or after August 15, 1997, at the option of the Company at specified redemption prices plus accrued interest. The 10 3/8% Notes are subject to redemption at any time on or after April 1, 1998, at the option of the Company at specified redemption prices plus accrued interest. The Company used the aggregate net proceeds of the 10 7/8%

Notes and 10 3/8% Notes (collectively, the "Notes") to repay all indebtedness outstanding under the credit facility at the time of each such sale (approximately $277,000,000 in the aggregate for both issuances) and the remainder for general corporate purposes including the construction and acquisition of rehabilitation hospitals. Under the terms of the indentures for the Notes, the Company's ability to incur additional indebtedness, provide guarantees and pay cash dividends is limited under certain circumstances.

     The Company's ongoing capital requirements relate principally to routine capital expenditures, future development projects, potential acquisitions and growth of its contract therapy and physician services companies. The Company constructed fewer free-standing rehabilitation hospitals during fiscal 1994 than in prior years. The Company currently estimates that its fiscal 1995 capital requirements will consist of capital maintenance and improvements at existing facilities in the normal course of business and will be funded through the Company's operating cash flow or its credit facility. Pursuant to contingent deferred payment provisions of certain acquisition agreements, the Company estimates that approximately $17,000,000 in cash and the Company's common stock may be required to be paid to the sellers of the acquired companies through fiscal 1997, based upon the earnings of the acquired companies.

     The Company has historically expanded its business, in part, through selective acquisitions and intends to pursue additional acquisition opportunities from time to time. It is anticipated that future acquisitions will be funded through the issuance of capital stock and payment of cash and other consideration. Management believes that current sources of capital are sufficient to meet the needs of the Company's business for fiscal 1995 and for the foreseeable future. Liquidity on a short-term basis will be provided internally from the Company's operating cash flow and externally from its bank credit facility. At June 30, 1994 the Company had $204,994,000 of unused borrowing capacity (subject to applicable covenants which may limit borrowing capacity) under its credit facility, of which $14,994,000 is available in the form of letters of credit.

     The Company recorded in fiscal 1994, a special pre-tax charge of $74,834,000 which included a restructuring of certain elements of its business. The Company expects that the net cash effect of this charge will be minimal.

     In October 1992, the Company acquired 97% interests in the partnerships which owned the real estate of its Aurora, Colorado, Plano, Texas and Webster, Texas rehabilitation hospitals. The aggregate purchase price was $39,000,000. These hospitals commenced operations in June 1989, March 1991 and October 1991, respectively, and had been operated by the Company under long-term operating leases with third parties prior to their acquisitions. In October 1992, the Company acquired the condominium interest which comprises its San Diego rehabilitation hospital. The purchase price for the condominium interest was $25,200,000. The hospital commenced operations in April 1992 and had been operated by the Company under an interim operating lease prior to its acquisition. These acquisitions were financed with long-term debt borrowings.

     The Company has agreed to lend up to $3,000,000 for working capital through August 31, 2000 to the purchaser of certain of its long-term care facilities.
On August 31, 2000, the outstanding working capital loan balance will be converted into a term loan payable in quarterly installments over a four-year period. As of June 30, 1994, $900,000 has been provided pursuant to this commitment.

     In June 1994, the Company obtained consents from its bondholders and amended its credit facility to permit purchases of its Senior Subordinated Notes in the open market. During the first two months of fiscal 1995, the Company purchased approximately $26,835,000 of its Senior Subordinated Notes utilizing its operating cash flow. The Company anticipates that it will employ operating cash flow in new growth opportunities within its core businesses and to selectively retire long-term debt.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
- - --------------------------------------------

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 1994 and 1993

Assets                                                              1994          1993
                                                           (In thousands, except share data)
Current assets:
 Cash and cash equivalents                                      $ 54,862      $ 64,444
 Accounts receivable, net of allowance for doubtful accounts
   ($16,685 June 30, 1994; $17,426 June 30, 1993)                232,198       220,122
 Other receivables                                                10,778        10,801
 Prepaid expenses                                                 13,720        14,243
 Prepaid income taxes                                              4,319         3,412
 Deferred income taxes                                             5,610         5,062
                                                                --------      --------
    Total current assets                                         321,487       318,084
                                                                --------      --------

Property and equipment, net (Note 3)                             252,023       289,822
                                                                --------      --------

Goodwill, net (Note 2)                                            72,613        58,461
Investments, principally affiliates                               21,804        16,694
Notes receivable (Note 14)                                        31,454        29,461
Deferred income taxes                                             14,357         2,847
Deferred costs, new facilities, net (Notes 4 and 8)               20,885        28,634
Other assets                                                      32,119        28,225
                                                                --------      --------
                                                                 193,232       164,322
                                                                --------      --------
                                                                $766,742      $772,228
                                                                ========      ========

Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt (Note 6)                    $  4,013      $  3,809
  Accounts payable                                                28,615        27,515
  Accrued expenses (Note 5)                                       97,780        64,602
  Due to third-party payors                                       24,676        13,857
                                                                --------      --------
    Total current liabilities                                    155,084       109,783

Long-term debt, net of current portion (Note 6)                  353,752       382,602
Other liabilities                                                  7,391         8,717
                                                                --------      --------
    Total liabilities                                            516,227       501,102
                                                                --------      --------

Minority interests                                                14,963        13,430
                                                                --------      --------

Commitments and contingencies (Notes 2 and 7)

Stockholders' equity:
  Preferred stock, $.01 par; authorized 10,000,000 shares;
   none issued
  Common stock, $.01 par; authorized 80,000,000 shares;
   38,359,245
   issued and outstanding, June 30, 1994 (36,934,546 June
    30, 1993)
   (Note 16)                                                         384           369
  Capital in excess of par                                       192,573       180,187
  Retained earnings (Note 6)                                      42,595        77,140
                                                                --------      --------
                                                                 235,552       257,696
                                                                --------      --------
                                                                $766,742      $772,228
                                                                ========      ========

See notes to consolidated financial statements.

Continental  Medical  Systems,  Inc.  and  Subsidiaries

Consolidated  Statements  of  Operations

Years  ended  June 30, 1994,  1993  and  1992

                                                                            1994            1993            1992
                                                                           (In thousands, except share data)

Net operating revenues                                               $ 1,004,839     $   901,397     $   681,825
                                                                     -----------     -----------     -----------
Costs and expenses:
    Cost of services                                                     894,488         787,574         607,737
    Interest expense                                                      38,156          22,747           6,216
    Depreciation and amortization                                         38,266          29,735          17,766
    Special charge (Note 8)                                               74,834          14,556
                                                                     -----------     -----------     -----------
                                                                       1,045,744         854,612         631,719
                                                                     -----------     -----------     -----------
Income (loss) from operations                                            (40,905)         46,785          50,106

Other income, principally interest                                         3,442           2,762           2,936
Merger expenses (Note 9)                                                                  (2,598)         (4,319)
                                                                     -----------     -----------     -----------
Income (loss) before minority interests, income taxes
   and cumulative effect of accounting change                            (37,463)         46,949          48,723
Minority interests                                                        (4,730)         (6,663)         (6,771)
                                                                     -----------     -----------     -----------
Income (loss) before income taxes and cumulative effect
   of accounting change                                                  (42,193)         40,286          41,952
Income taxes (Note 10)                                                    (7,648)         17,563          14,861
                                                                     -----------     -----------     -----------
Income (loss) before cumulative effect of accounting change              (34,545)         22,723          27,091
Cumulative effect of accounting change (Note 11)                                          (3,204)
                                                                     -----------     -----------     -----------
Net income (loss)                                                    $   (34,545)    $    19,519     $    27,091
                                                                     ===========     ===========     ===========
Income (loss) per common share and common
    equivalent share (Note 17):
      Primary:
        Income (loss) before cumulative effect of accounting change         $ (.92)         $  .59          $  .73
        Cumulative effect of accounting change                                                (.08)
                                                                            ------          ------          ------
        Net income (loss)                                                   $ (.92)         $  .51          $  .73
                                                                            ======          ======          ======
      Fully diluted:
        Income (loss) before cumulative effect of accounting change         $ (.92)         $  .59          $  .72
        Cumulative effect of accounting change                                                (.08)
                                                                            ------          ------          ------
        Net income (loss)                                                   $ (.92)         $  .51          $  .72
                                                                            ======          ======          ======
Weighted average number of shares outstanding:
      Primary:                                                        37,662,519      38,050,513      37,169,328
      Fully diluted:                                                  37,662,519      38,289,537      37,402,973


See notes to consolidated financial statements.

Continental  Medical  Systems,  Inc.  and  Subsidiaries


Consolidated Statements of Stockholders' Equity

Years  ended  June  30,  1994,  1993  and  1992

                                 Common Stock      Capital
                               Shares             in excess  Retained
                               issued     Amount   of par    earnings   Total
                                   (In thousands, except shares issued)

Balance, June 30, 1991        34,733,028    $348   $154,819  $ 32,524  $187,691

Stock issued pursuant to:
    Employee benefit plans       632,684       6      7,223               7,229
    Acquisition agreements       194,500       2      3,785               3,787
Distributions of pooled
 companies                                                     (1,811)   (1,811)
Net income for the year                                        27,091    27,091
                              ----------    ----   --------  --------  --------
Balance, June 30, 1992        35,560,212     356    165,827    57,804   223,987

Stock issued pursuant to:
    Employee benefit plans     1,196,859      11     11,260              11,271
    Acquisition agreements       177,475       2      3,100               3,102
Distributions of pooled
 companies                                                       (183)     (183)
Net income for the year                                        19,519    19,519
                              ----------    ----   --------  --------  --------
Balance, June 30, 1993        36,934,546     369    180,187    77,140   257,696

Stock issued pursuant to:
    Employee benefit plans       285,192       3      1,842               1,845
    Acquisition agreements     1,139,507      12     10,544              10,556
Net loss for the year                                         (34,545)  (34,545)
                              ----------    ----   --------  --------  --------
Balance, June 30, 1994        38,359,245    $384   $192,573  $ 42,595  $235,552
                              ==========    ====   ========  ========  ========


See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries


Consolidated Statements of Cash Flows
Years ended June 30, 1994, 1993 and 1992

                                                 1994        1993        1992
                                                       (In thousands)
Cash flows from operating
 activities:
    Net income (loss)                         $ (34,545)  $  19,519    $ 27,091
                                              ---------   ---------    --------
    Adjustments:
       Depreciation and amortization             38,266      29,735      17,766
       Other                                      1,028       5,867       4,639
       Special charge                            74,834      14,556
       Cumulative effect of accounting
        change, net of taxes                                  3,204
       Increase (decrease) in cash from
        changes in assets and liabilities,
        excluding effects of acquisitions
        and dispositions:
              Accounts receivable               (27,174)    (69,961)    (53,751)
              Other assets                       (9,497)     (2,997)     (9,260)
              Accounts payable and
               accrued expenses                  13,853      19,855      23,294
              Other liabilities                   5,542      (1,670)        321
              Income taxes                      (11,599)    (11,319)      2,881
                                              ---------   ---------    --------
    Total adjustments                            85,253     (12,730)    (14,110)
                                              ---------   ---------    --------

    Net cash provided by operating activities    50,708       6,789      12,981
                                              ---------   ---------    --------


Cash flows from investing activities:
     Payments pursuant to acquisition
      agreements, net of cash acquired          (16,363)    (57,303)    (10,664)
     Cash proceeds from sale of property
      and equipment                              23,060
     Deferred costs, new facilities              (3,527)    (13,526)    (17,699)
     Acquisition of property and equipment      (26,416)   (131,185)    (72,176)
     Notes receivable                            (1,993)     (6,938)      2,444
     Other investing activities                  (5,129)     (8,324)      1,688
                                              ---------   ---------    --------

     Net cash used in investing activities      (30,368)   (217,276)    (96,407)
                                              ---------   ---------    --------


Cash flows from financing activities:
     Long-term debt borrowings                   88,054     528,290      80,454
     Long-term debt repayments                 (118,061)   (280,772)     (7,263)
     Deferred financing costs                      (893)    (12,306)     (1,142)
     Issuance of common stock                     1,733       6,375       4,131
     Capital contributions by minority
      interests                                   2,388         555       1,136
     Dividends of pooled companies                             (183)     (1,811)
     Distributions to minority interests         (3,143)     (2,454)     (1,905)
                                              ---------   ---------    --------
     Net cash provided by (used in) financing
      activities                                (29,922)    239,505      73,600
                                              ---------   ---------    --------


Net increase (decrease) in cash and cash
 equivalents                                     (9,582)     29,018      (9,826)
Cash and cash equivalents, beginning of year     64,444      35,426      45,252
                                              ---------   ---------    --------
Cash and cash equivalents, end of year        $  54,862   $  64,444    $ 35,426
                                              =========   =========    ========

                See notes to consolidated financial statements.

1.  Summary of Significant Accounting Policies:

 Principles of consolidation:

     The consolidated financial statements include the Company and its 50% or greater owned subsidiaries which the Company controls. All significant intercompany accounts and transactions have been eliminated.

     Investments in affiliates in which the Company owns 20% or more and limited partnerships are carried, primarily, on the equity basis which approximates the Company's equity in their underlying net book value. Other investments are stated at cost.

 Cash equivalents:

     The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. Cash equivalents are stated at cost.

 Accounts receivable:

     The Company receives payment for services rendered from the federal and state governments under the Medicare and Medicaid programs and private pay payors including third-party insurers, workers' compensation plans and healthcare providers. The following table summarizes the percent of net accounts receivable from all payors as of June 30, 1994 and 1993 respectively:

                                                 1994            1993
                                                 ----            ----
            Government                            39%             35%
            Private                               61%             65%
                                                 ----            ----
                                                 100%            100%
                                                 ====            ====

     Management does not believe that there are any credit risks associated with receivables from governmental agencies. Private and other receivables consist of receivables from a large number of payors, involved in diverse activities, subject to differing economic conditions, and do not represent any concentrated credit risks to the Company. Management continually monitors and adjusts its reserves and allowances associated with these receivables.

 Property and equipment and depreciation:

     Property and equipment are stated at cost. Depreciation is being provided on the straight-line method primarily over the estimated useful lives of the assets as follows:

     Buildings and improvements                 30 to 40 years
     Furniture and equipment                    3 to 20 years

Accelerated methods and shorter lives are used for income tax purposes.

 Goodwill:

     Goodwill is being amortized using the straight-line method over 15 to 40 years. Accumulated amortization is $8,220,000 and $5,787,000 on June 30, 1994 and 1993, respectively.

 Deferred costs, new facilities:

     Hospital development costs are expensed until it is probable that construction will commence. For completed facilities owned by third parties and leased by the Company, deferred costs are amortized over the lease term, principally 10 years. For internally developed and owned facilities, these costs become part of the fixed asset and are amortized over its estimated useful life.

     Start-up expenses ("pre-opening costs") incurred prior to the opening of new facilities are capitalized and amortized on a straight-line basis over periods of 24 to 60 months upon the commencement of operations.

 Due to third-party payors:

     Due to third-party payors represents the difference between amounts received under interim payment plans from third-party payors for services rendered and amounts estimated to be reimbursed by those third-party payors upon settlement of cost reports.

 Net operating revenues:

     Revenues consist of patient revenue and contract therapy and physician services revenue. Revenues are recognized as services are rendered.

     Patient revenue includes amounts estimated to be reimbursable by third-party payors under the provisions of cost reimbursement formulas in effect. Final determination of amounts earned is subject to review by third-party payors and their agents. Any adjustments which may result at the time of settlement are not expected to be material. Differences between estimated provisions and final settlements are recorded in operations in the year finalized.

     Contract therapy and physician services revenues represent revenues from services provided by therapists and other healthcare professionals to healthcare facilities and other institutions.

 Income taxes:

     The Company files a consolidated federal income tax return with all 80% or more owned subsidiaries. Separate federal returns are filed for subsidiaries owned less than 80%. Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". See Note 10.

 Restatement and reclassification:

     Certain items in the fiscal 1993 and 1992 consolidated financial statements have been reclassified to conform to the classifications used in the fiscal 1994 consolidated financial statements.

2.  Acquisitions:

     On March 31, 1994, the Company acquired all of the outstanding stock of Medical Management Associates, Inc. ("MMA"), for $1,500,000 in cash relating to certain non-compete agreements and 647,500 shares of the Company's common stock. The acquisition was accounted for by the purchase method of accounting. In addition, certain costs of approximately $162,000 related to the transaction were capitalized into the acquisition cost. Pursuant to the acquisition agreement, additional shares of the Company's common stock may be issued over the next three years, subject to the achievement of certain pre-tax earnings levels.

     On February 23, 1993, the Company acquired all of the outstanding stock of Kron Medical Corporation ("Kron") in exchange for 1,268,331 shares of the Company's common stock. The acquisition was accounted for as a pooling of interests, and, accordingly, the Company's financial statements have been restated to include the results of Kron for all periods presented. The effect of the Kron acquisition on the consolidated results of operations of the Company for the periods prior to the combination is immaterial.

     On November 4, 1991, the Company acquired all of the outstanding stock of CompHealth, Inc. ("CompHealth") in exchange for 3,007,890 shares of the Company's common stock. CompHealth offers contract staffing services by physicians and other allied health professionals. The acquisition was accounted for as a pooling of interests and, accordingly, the Company's financial statements have been restated to include the results of CompHealth for all periods presented.

     Prior to their respective mergers, Kron and CompHealth (the "pooled companies") were treated as S-Corporations for federal and, with some exceptions in the case of CompHealth, for state tax purposes. Therefore, no provision for income taxes was made except for those states where CompHealth did not qualify for S-Corporation status. Prior to their respective mergers, the pooled companies made regular cash dividend distributions to their shareholders, in part, to offset tax liabilities which accrued directly to their shareholders. Distributions for fiscal 1993 and 1992 were $183,000 and $1,811,000, respectively.

     During fiscal 1993 and 1992, the Company acquired the entities, described below, which were accounted for by the purchase method of accounting. The pro forma effects of the acquisitions on the consolidated results of operations of the Company for the periods prior to the acquisition dates are not material.

     Prior to fiscal 1992, the Company acquired 80% of the outstanding stock of Communi-Care/ProRehab, Inc. ("Communi-Care") and on July 1, 1992 acquired the remaining 20% of the outstanding stock. The initial purchase price was approximately $5,654,000, paid in cash and the Company's common stock. The purchase price for the remaining 20% of the outstanding stock was approximately $4,831,000, paid in cash and the Company's common stock. As additional purchase price under the purchase agreement, cash and common stock totalling $8,589,000, $2,504,000 and $2,639,000 was paid during fiscal 1994, 1993 and 1992, respectively. Additional cash and common stock may be paid over the next two years as additional purchase price, subject to adjustment based upon future earnings.

     On May 28, 1992 the Company acquired all the outstanding stock of Advanced Care Medicine, Inc. ("AcMed") which provides respiratory therapy in long-term care settings. The initial purchase price was approximately $3,100,000 paid in cash and the Company's common stock. As additional purchase price under the purchase agreement, cash and common stock totalling $960,000 was paid in fiscal 1993 and additional contingent payments may be paid based on earnings levels through December 1996. Additionally, the Company paid the former AcMed stockholders $2,000,000 in cash and the Company's common stock in consideration for certain non-compete agreements.

     On October 19, 1992 the Company acquired a majority ownership in three partnerships which owned the real estate of three of the Company's rehabilitation hospitals for $39,000,000. The hospitals had been operated by the Company under long-term operating leases prior to their acquisition. On October 28, 1992, the Company acquired a condominium interest which comprises another of its rehabilitation hospitals for $25,200,000. The hospital had been operated under an interim operating lease prior to the acquisition.

     During fiscal 1994 and 1993, the Company acquired various other outpatient and contract rehabilitation services providers for $7,339,000 and $10,785,000, respectively. The Company paid the former owners of these businesses $940,000 and $1,529,000, respectively, in consideration for certain non-compete agreements.

     Pursuant to other acquisitions consummated prior to 1992, cash and common stock totaling $1,920,000, $2,162,000 and $2,937,000 was paid during fiscal 1994, 1993 and 1992, respectively.

     Contingent payments estimated under all of the Company's acquisition agreements approximate $17,000,000 and may be paid in cash and the Company's common stock through fiscal 1997. These amounts are subject to adjustment based upon the achievement of certain earnings levels.


3.  Property and Equipment:

     Property and equipment comprise the following (in thousands):


                                                                        June 30,
                                                                    ----------------
                                                               1994                   1993
                                                             --------               --------
     Land                                                    $ 24,448               $ 15,426
     Buildings and improvements                               189,349                185,999
     Furniture and equipment                                   87,079                 74,035
     Construction in progress                                   2,487                 47,650
                                                             --------               --------
                                                              303,363                323,110
     Less:  accumulated depreciation                           51,340                 33,288
                                                             --------               --------

                                                                    $252,023                 $289,822
                                                                    ========                 ========



4.  Deferred Costs, New Facilities:

     Deferred costs, new facilities comprise the following (in thousands):

                                                                           June 30,
                                                                       ----------------
                                                                 1994                     1993
                                                               -------                  -------
     Deferred development costs                                $ 4,705                  $ 7,028
     Pre-opening costs                                          50,706                   46,784
                                                               -------                  -------
                                                                55,411                   53,812

     Less: accumulated amortization                             34,526                   25,178
                                                               -------                  -------
                                                               $20,885                  $28,634
                                                               =======                  =======

5.  Accrued Expenses:

     Accrued expenses comprise the following (in thousands):

                                                                          June 30,
                                                                      ----------------
                                                                 1994                     1993
                                                               -------                  -------
     Salaries, wages and benefits                              $44,269                  $37,215
     Interest                                                   12,136                   13,133
     Accrual for special charge                                 18,794
     Other                                                      22,581                   14,254
                                                               -------                  -------
                                                               $97,780                  $64,602
                                                               =======                  =======

6.  Long-term Debt:

     Long-term debt comprises the following (in thousands, except interest rates):

                                                                           June 30, 1994
                                                    -------------------------------------------------------------
                                                                        Current        Long-term
                                                         Rate           Portion         Portion          Maturity
                                                         ----           -------        ----------        --------
10 7/8% Senior Subordinated Notes (b)                 10 7/8%                           $200,000             2002
10 3/8% Senior Subordinated Notes (b)                 10 3/8%                            150,000             2003
Convertible subordinated debenture (c)                 7 3/4%                              2,000             2012
Notes, other (d)                                    5% to 14%           $4,013             5,157        1994-2000

Unamortized discount                                                                      (2,405)
                                                                        ------         ---------
                                                                         4,013           354,752
Less:  note receivable on convertible
       debenture                                                                           1,000
                                                                        ------          --------
                                                                        $4,013          $353,752
                                                                        ======          ========
                                                                           June 30, 1993
                                                    -------------------------------------------------------------
                                                                        Current        Long-term
                                                         Rate           Portion         Portion          Maturity
                                                         ----           -------        ----------        --------
Revolving line of credit (a)                              (a)                           $ 27,000        1996-1999
10 7/8% Senior Subordinated Notes (b)                 10 7/8%                            200,000             2002
10 3/8% Senior Subordinated Notes (b)                 10 3/8%                            150,000             2003
Convertible subordinated debenture (c)                 7 3/4%                              2,000             2012
                                               Prime + 1 1/2%
Notes, other (d)                                     to 16.3%           $3,809             7,175        1994-1999

Unamortized discount                                                                (2,573)
                                                                  -------          -------
                                                                    3,809          383,602
Less:  note receivable on convertible
       debenture                                                                     1,000
                                                                  -------         --------
                                                                  $ 3,809         $382,602
                                                                  =======         ========

     Annual maturities for the next five years are as follows: 1995, $4,013,000; 1996, $2,858,000; 1997, $1,220,000; 1998, $838,000; and 1999,
$13,000.

6.  Long-term Debt (continued):

     (a) The Company is party to a credit facility with Citibank, N.A., as agent for a group of several banks (the "Facility"). The Facility provides up to $235,000,000 in a revolving line of credit, of which up to $45,000,000 is available in the form of letters of credit. The Facility provides for a revolving loan period through December 31, 1996 and the subsequent conversion of the revolving loan into a term loan. At June 30, 1994, $30,006,000 of letters of credit were outstanding. The Company has pledged its ownership interests in certain of its operating subsidiaries as collateral under the Facility.

     At the Company's option, the interest rate on any loan under the Facility will be based on the London Interbank Offered Rate (LIBOR) or a base rate as specified in the agreement as adjusted for a margin. There were no borrowings under the facility at June 30, 1994. At June 30, 1993, the weighted average interest rate for all borrowings under the facility was 5.17%. Under the terms of the Facility, the Company must, among other things, maintain certain financial covenants. The Company is also limited in the amount of other indebtedness it may incur and may not declare or pay cash dividends.

     (b)  On August 17, 1992, the Company issued its 10 7/8% Senior
Subordinated Notes due 2002 ("10 7/8% Notes") in the amount of $200,000,000 in a public offering in which the Company received net proceeds of $192,500,000. The 10 7/8% Notes were priced at 99.25%, to yield 11% annually to maturity. On March 16, 1993 the Company issued its 10 3/8% Senior Subordinated Notes due 2003 ("10 3/8% Notes") in the amount of $150,000,000 in a private placement in which the Company received net proceeds of $144,586,000. The 10 3/8% Notes were priced at 99.22% to yield 10 1/2% annually to maturity. The 10 3/8% Notes were subsequently registered in a registered exchange offer. The 10 7/8% Notes are subject to redemption at any time on or after August 15, 1997 at the option of the Company at specified redemption prices plus accrued interest. The 10 3/8% Notes are subject to redemption at any time on or after April 1, 1998, at the option of the Company at specified redemption prices plus accrued interest. The indentures for the Notes contain certain covenants which include a limitation on the Company's ability to incur additional indebtedness, provide guarantees and pay cash dividends.

     (c) In November 1987, a 7 3/4% convertible subordinated debenture was sold to the Company's Chairman and Chief Executive Officer. This $2,000,000 debenture is convertible into shares of common stock at a conversion price of $8.56 per share. Simultaneously, the Company loaned the Chairman and Chief Executive Officer $2,000,000 to purchase the debenture. The loan is evidenced by a promissory note bearing interest at 7 3/4%, payable on the maturity date of the debenture or earlier to the extent that he converts or sells the debenture. At June 30, 1994, $1,000,000 is outstanding on the note.

     (d) These notes, primarily related to capitalized leases, require periodic payments of principal and interest through maturity.

     In order to reduce the impact of changes in interest rates on its long-term debt, the Company, during fiscal 1994 and 1993, entered into various interest rate swap agreements and interest rate cap agreements which are recognized as adjustments to interest expense over the related terms of the agreements. As of June 30, 1994, the Company had interest rate swap agreements with notional amounts totalling $100,000,000 which mature in 1994 through 2000 and interest rate cap agreements with notional amounts totalling $100,000,000 which expire in fiscal 1997. The counterparty to the interest rate swap agreements and interest rate cap agreements is a large international financial institution. While the Company may be exposed to losses in the event of nonperformance, it does not anticipate nonperformance under the agreements.

7.  Commitments and Contingencies:

 Leases:

     The Company leases 18 of its rehabilitation hospitals under non-cancelable operating leases. These leases have terms of ten to fifteen years.

     Future minimum lease payments under all non-cancelable operating leases as of June 30, 1994, are as follows (in thousands):

                       1995                      $ 47,600
                       1996                        44,541
                       1997                        40,465
                       1998                        36,213
                       1999                        28,867
                       Thereafter                  67,775
                                                 --------
                                                 $265,461
                                                 ========


     Substantially all of the above leases have optional renewal terms based upon fair market rentals at the time of renewal. Certain facility operating leases require contingent lease payments based upon net patient revenues.

     Total rental expense under operating leases for 1994, 1993 and 1992 was $62,686,000, $64,648,000 and $56,014,000, respectively. The rental expense for
1994, 1993 and 1992 included contingent payments of $5,138,000, $6,982,000 and $6,066,000, respectively.

 Other:

     The Company guarantees payment throughout the term of a bond issue to an economic development authority, of amounts due and payable by the owner of a long-term care facility previously managed by the Company. The outstanding bonds total approximately $6,177,000 at June 30, 1994.

     The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated, which include malpractice claims covered under the Company's insurance policy. In the opinion of management, the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.


8.  Special Charge and Change in Accounting Principle:

     During the fourth quarter a special pre-tax charge of $74,834,000 was recorded. The special charge resulted from the approval by the Company's Board of Directors of several measures to streamline operations and improve productivity by restructuring the Company into major operating businesses, flattening the management organization structure, writing down certain assets and, where appropriate, divesting of unproductive assets. The Company began working on the proposed plan during the fiscal 1994 third quarter as a result of market changes the Company was experiencing. The special charge comprised several items including the impairment of selected assets in the Company's hospital division, the costs associated with the consolidation of its contract therapy companies, the losses related to the termination of certain business relationships in the contract therapy business and certain other costs of the restructuring program.

     Approximately $50,244,000 of the special charge was associated with the impairment of assets at eight rehabilitation hospitals, divestiture of two rehabilitation hospitals, closure of a select group of outpatient locations and miscellaneous other charges.

     The impaired assets were identified in accordance with the Company's policy and based upon a review of the facts and circumstances related to the assets and a determination that the assets would not be recoverable, as determined based upon the future undiscounted cash flows resulting from the assets. The impairment loss was measured as the difference between the carrying amount of the assets and their fair value as determined by independent appraisals.

     Approximately $22,842,000 of the charge is related to the consolidation of certain contract therapy companies into CMS Therapies, the exit from certain markets and businesses and losses related to the termination of certain business relationships. This consolidation process involved the closure of offices, relocation and severance of personnel and elimination of duplicative processes. The remainder of the charge, $1,748,000, was to reduce the work force at the Company's corporate office and provide for transaction costs to execute the plan.

     During the fourth quarter of fiscal 1993 the Company recorded a pre-tax charge of $14,556,000 related principally to the write-off of deferred costs for approximately 30 abandoned rehabilitation hospital development projects for which construction had not started. The decision to write-down or abandon certain projects and pursue less capital-intensive growth than in the past, was a result of changes in the Company's rehabilitation hospital development strategy in response to changes in various healthcare delivery markets. Previously, the Company had deferred certain costs incurred to obtain government approvals and other expenses related to the development of rehabilitation hospitals. Based on a historical high rate of completion, costs of developing a project were charged to operations only when it was determined that the project would be abandoned. As a result of the change in development strategy, the Company changed its accounting for development costs. Hospital development costs are expensed until that time when it is probable that construction will commence.

9.  Merger Expenses:

     Costs of $2,598,000 related to the merger with Kron and Kron's subsequent consolidation with the Company's other physician services company, CompHealth, were charged to expense in the third quarter of fiscal 1993.

     Costs of $1,000,000 related to the merger with CompHealth were charged to expense in the second quarter of fiscal 1992. In the fourth quarter of fiscal 1992, the Company incurred expenses of $3,319,000 related to the termination of a merger agreement.

10.  Income Taxes:

     Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method (APB 11) to an asset and liability approach. Under the deferred method, tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns, and were measured at the rate in effect in the year the difference originated. Under FAS 109 the deferred tax assets and liabilities are measured using the tax rates and laws that will be in effect when the differences are expected to be realized or settled. As permitted, the Company has elected not to restate the financial statements of prior years. The cumulative effect of adopting FAS 109 was not material and has been included in the operating income tax provision. There was no effect on pre-tax income for this prospective adoption.

     On August 10, 1993, the Omnibus Budget Reconciliation Act of 1993 increased the top corporate tax rate from 34% to 35% effective retroactive to January 1, 1993 and made certain other tax law changes. The effects of these tax law changes were not material and have been included in the operating income tax provision.

     At June 30, 1994, the Company has an estimated $2,800,000 capital loss carryforward as a result of certain restructuring transactions. The loss is only available to offset future capital gain income and will expire in fiscal 1999.

     Deferred tax liabilities (assets) were comprised of the following at June 30, 1994 (in thousands):

     Depreciation and amortization                $ 10,441
     Other                                           3,973
                                                  --------

     Total deferred tax liabilities                               14,414
                                                                --------

     Special charges                                             (20,511)
     Bad debt reserves                                            (2,888)
     Other non-deductible accruals                                (7,673)
     Tax carryforward items                                       (1,889)
     Other                                                        (3,220)
                                                                --------

     Total deferred tax assets                                   (36,181)
                                                                --------

     Valuation allowance                                           1,800
                                                                --------

     Excess of deferred tax assets over liabilities             $(19,967)
                                                                ========
     Deferred Tax Balance Sheet Classification:
       Current                                                  $ (5,610)
       Noncurrent                                                (14,357)
                                                                --------
       Total                                                    $(19,967)
                                                                ========

     The valuation allowance is the result of: (1) The uncertain state tax benefits resulting from states requiring separate return filings or with no or limited loss carryover provisions; and (2) limitations on the Company's ability to absorb the estimated $2,800,000 capital loss in the five year carryforward period. The valuation allowance increased by approximately $900,000 during fiscal 1994 primarily as a result of the capital loss limitation.

     Income taxes comprise the following (in thousands):

                                 Liability
                                  Method                Deferred Method
                                 ---------              ---------------

                                   1994              1993            1992
                                   ----              ----            ----
    Current:
     Federal                    $  4,513           $19,180         $14,698
     State and local               1,306             3,641           3,293
    Deferred:
     Federal                     (11,360)           (3,681)         (1,769)
     State and local              (1,103)             (214)             78
     Less:
      Minority interest           (1,004)           (1,363)         (1,439)
                               ---------           -------         -------
                                $( 7,648)          $17,563         $14,861
                               =========           =======         =======

     A reconciliation of the statutory federal income tax rates with the effective income tax rate is as follows:


                                                Liability
                                                 Method                Deferred Method
                                                ---------              ---------------

                                                  1994               1993           1992
                                                 ------             ------         ------
  Federal income tax at statutory rates          (35.0%)             34.0%          34.0%
  State income taxes, net of federal tax
   benefit                                         (.1%)              6.9%           4.4%
  Amortization of goodwill                         1.4%               1.5%            .8%
  Merger costs                                                        1.2%            .2%
  Assessments                                      6.9%

  Adjustment for inclusion of pooled
   companies (Note 2)                                (.8%)     (2.6%)
  Special charge                           4.1%
  Capital loss valuation allowance         2.3%
  Other                                    2.3%       .8%      (1.4%)
                                         ------     -----      -----
                                         (18.1%)    43.6%      35.4%
                                         ======     =====      =====

     The components of the provision for deferred income taxes for fiscal years 1993 and 1992 are as follows (in thousands):

                                                  1993       1992
                                                -------     -------
  Conversion from cash basis of accounting      $  (267)   $  (454)
  Depreciation                                    1,094        790
  Deferred costs                                 (3,228)       (53)
  Bad debts                                      (1,038)      (119)
  Accrued expenses and other                       (456)    (1,855)
                                                -------    -------
                                                $(3,895)   $(1,691)
                                                =======    =======

11.  Adoption of New Accounting Principle:

     In fiscal 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". In applying this statement, the Company recognized a $5,000,000 write-down to fair value of a long-term care investment being held-to-maturity. The cumulative effect of this change in accounting principle, on an after-tax basis, was $3,204,000 or $.08 per share on a fully diluted basis.


12.  Consolidated Statements of Cash Flow:

     Supplementary information for the consolidated statements of cash flows is set forth below (in thousands):

                                                        1994        1993          1992
                                                       ------      ------        ------
          Cash paid during the year for:
           Interest, net of amounts
             capitalized ($1,615, $5,918 and $1,226
             in 1994, 1993 and 1992, respectively)    $39,202     $10,356       $ 5,252
                                                      =======     =======       =======
          Income taxes                                $ 4,955     $27,819       $11,200
                                                      =======     =======       =======

          The sales of long-term care facilities
           resulted in the following:
             Assets disposed of                                                 $15,344
                                                                                =======

             Liabilities assumed by buyer                                       $ 2,995
             Notes received from buyers                                          12,349
                                                                                -------
                                                                                $15,344
                                                                                =======

     In fiscal 1992, the Company purchased 100% of the capital stock of AcMed for $5,100,000 in cash and the Company's common stock. In fiscal 1994, the Company purchased 100% of the capital stock of MMA for $8,668,000 in cash and the Company's common stock.


                                                             (in thousands)

                                                            MMA        AcMed
                                                          -------     -------

                    Fair value of assets acquired         $ 9,525     $ 7,424
                    Less:
                      Cash payments                        (1,662)     (3,200)
                      Fair value of stock issued           (7,006)     (1,900)
                                                          -------     -------
                    Liabilities assumed                   $   857     $ 2,324
                                                          =======     =======


     In fiscal 1993, the Company purchased the 20% minority interest of Communi-Care for $3,941,000 in cash and $890,000 in stock, plus future payments based on earnings.


13.  Fair Value of Financial Instruments:

     The estimated fair values of the Company's financial instruments at June 30, 1994 are as follows (in thousands):

                                                          Carrying       Fair
                                                           Amount        Value
                                                          --------     --------
          Cash and cash equivalents                       $ 54,862     $ 54,862
          Notes Receivable                                $ 31,165     $ 30,643
          Investments                                     $ 11,367
          Long-term debt                                  $354,272     $339,927
          Interest rate swap agreements/interest rate
            collar agreements                             $    644     $ (6,300)


     Cash and cash equivalents' carrying amount approximates fair value because of the short maturity of these instruments. The fair value of notes receivable was estimated by discounting the future cash flows using current rates available to similar borrowers under similar circumstances. It is not practicable to estimate the fair value of the Company's investments, which comprise certain short-term and equity investments because of the lack of a quoted market price, and the inability to estimate fair value without incurring excessive costs. The $11,367,000 carrying amount at June 30, 1994 represents the original cost of the investments, which management believes is not impaired. The fair value of the Company's long-term debt, excluding capital leases, was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values of interest rate swaps and interest rate collars are the estimated amounts that the Company would receive or pay to terminate the swap agreements, taking into account current interest rates.

14.  Disposition of Long-term Care Facilities:

     On March 31, 1992, the Company sold substantially all of the property and equipment of two of its long-term care facilities to Renaissance Healthcare Corporation ("RHC"), a long-term care company owned and operated by former management employees of the Company. The aggregate sales price was approximately $9,700,000 and was financed through installment sales agreements. In addition, the Company sold all of the outstanding stock of another facility to RHC for approximately $2,600,000 financed through a promissory note. There were no gains or losses on the sales. As part of the transactions, the Company increased a previously agreed upon working capital loan commitment to $3,000,000 and extended its payment terms.

     The Company has notes receivable and other investments, related to its divestiture of its free-standing long-term care facilities totaling $22,078,000 including notes receivable of $16,765,000 from RHC. Repayment of those amounts are dependent upon the cash flows of the individual companies. Collateral on certain notes receivable and investments aggregating $4,129,000 consists of first or second mortgages, personal guarantees and pledges of certain other assets. Certain notes receivable from RHC aggregating $13,265,000 reflect future installment sales obligations under which the Company holds title to the sold assets until all payments are made.

     All notes receivable bear interest at 5% to 12% and require future principal payments of approximately $547,000 in 1995, $3,742,000 in 1996, $1,015,000 in 1997, $683,000 in 1998, $661,000 in 1999, and $25,353,000
thereafter. The current portion of these long-term notes are included in other receivables in the consolidated balance sheets.


15.  Related Party Transactions:

     The Company has been party to various contracts with Commercial Construction Company, Inc. ("CCI") for the construction of new rehabilitation hospitals to be owned and operated by the Company. CCI is wholly owned by the son of the Company's Chairman and Chief Executive Officer and brother of the President of the Company. In addition, the Company purchases other development and maintenance services, equipment, furniture and supplies for its rehabilitation hospitals through CCI and its affiliates. In fiscal 1994, 1993 and 1992, the Company made payments aggregating approximately $16,950,000, $75,220,000 and $14,994,000, respectively, to CCI and its affiliates. As of June 30, 1994, commitments under outstanding contracts with CCI and its affiliates were $7,273,000 plus reimbursement of certain personnel costs.


16.  Stock Options:

     Under various Company stock option plans, shares of common stock have been reserved for issuance to officers, key employees and directors. The following summary covers options under these plans as adjusted for the three-for-two stock split paid November 15, 1991:

                                                             Fiscal Year
                                          -------------------------------------------------
                                              1994              1993               1992
                                          -----------        -----------        -----------
  Shares under options at beginning of
   period                                  5,441,563          6,469,567          2,843,190
  Options granted during the period        1,135,003          3,633,932          4,252,031
  Options canceled or terminated            (364,571)        (3,465,812)           (25,099)
  Options exercised:
  1994 ($5.25 to $7.33)                     (206,125)
  1993 ($.18 to $13.00)                                      (1,196,124)
  1992 ($5.25 to $13.00)                                                          (600,555)
                                           ---------         ----------         ----------
  Shares under option, end of period       6,005,870          5,441,563          6,469,567
  Shares available for future grants       2,733,698          2,004,877            180,866
                                           ---------         ----------         ----------
  Shares reserved                          8,739,568          7,446,440          6,650,433
                                           =========         ==========         ==========

  Options exercisable                      2,054,179          1,502,507          1,745,552
                                           =========         ==========          =========

     The Company has the following stock compensation plans at June 30, 1994:
The 1986 Stock Option Plan (1986 Plan), the 1989 Non-Qualified Stock Option Agreement, the 1989 Non-Employee Directors' Stock Option Plan, the 1992 CEO Stock Option Plan (1992 Plan), the 1993 Non-Qualified Stock Option Plan (1993
Plan), and the 1994 Stock Option Plan (1994 Plan). Options outstanding at June 30, 1994 are at prices ranging from $5.25 to $21.84 per share, the fair market value of the stock at the date of grant. Accordingly, no compensation expense has been recorded for these awards. Options become exercisable in four to seven annual installments commencing on the first anniversary of the date of grant, and expire between November 1994 and August 2003, five to ten years from the date of grant.

     In August 1993, the Board of Directors approved adoption of the 1994 Plan which authorized options of 1,500,000 shares. No options were granted under the Plan as of June 30, 1994.

     In May 1993, the Board of Directors approved adoption of the 1993 Plan which authorized options of 1,000,000 shares. Officers and directors of the Company are not eligible to receive options under the 1993 Stock Option Plan.

     In May 1993, the Company's Board of Directors granted options, exercisable at the market price on the date of grant ($11 per share), to substantially all employees holding outstanding options with exercise prices higher than such current market price. The number of shares subject to the options granted to each employee was equal in number to the shares covered by options previously granted to such employee at higher exercise prices. The new options were granted to each employee conditioned on such employee's agreement to cancel their previously granted options for an equal number of shares at the higher exercise prices. The term, vesting rate and other provisions of the new options were otherwise identical to the options canceled. As a result, options on 3,339,187 shares with exercise prices per share ranging from $13 to $22.88 per share were canceled and the same number of new options were granted at an exercise price of $11 per share.

     During fiscal 1993, the Company loaned its Chairman and Chief Executive Officer $4,548,000 for the exercise of stock options and the payment of the resulting income taxes, and loaned its President $530,000 for the payment of income taxes resulting from the exercise of stock options. The tax loans were authorized under the 1986 Plan, and the remaining loan was authorized by the Company's Board of Directors. The loans are repayable upon demand with interest payable monthly at the IRS' Applicable Federal Rate, adjusted semi-annually on January 1, and July 1.


17.  Net Income (Loss) Per Share:

     Net income (loss) per common share and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common shares contingently issuable, primarily from stock options and acquisition agreements requiring the issuance of shares contingent on future earnings.

     Fully diluted earnings per share are determined on the assumption that the 7 3/4% convertible subordinated debentures were converted on July 1, 1991. Net income was adjusted for the interest on the debentures, net of the related income tax benefits.


18.  Shareholders' Rights Plan:

     On March 11, 1991, the Company declared a distribution of Preferred Stock Purchase Rights ("Rights") to holders of the Company's common stock and authorized the issuance of additional Rights for common stock issued after that date. The Company may redeem the Rights at $.001 per right at any time until they become exercisable.

     The rights become exercisable only if (with certain exceptions and limitations) a person or group attempts to obtain beneficial ownership of 20% or more of the Company's common stock or is determined to be an "adverse person" by the Board of Directors. Each Right, if and when it becomes exercisable, may be exchanged for 1/1000th of a share of Series A Junior Participating Preferred Stock, at an exercise price of $85, subject to adjustment.

     In certain actual or potential takeover situations if the Rights have not been redeemed, Rights holders will be entitled to purchase common stock or other securities or property of the Company or an acquiring company.


19.  Subsequent Event

     In June 1994, the Company obtained consents from its bondholders and amended its credit facility to permit purchases of its Senior Subordinated Notes in the open market. During the first two months of fiscal 1995, the

Company purchased approximately $26,835,000 of its Senior Subordinated Notes in a series of open market purchases utilizing its operating cash flow.


20.  Quarterly Results of Operations (unaudited):

     The following is a summary of the unaudited quarterly results of operations for (in thousands, except per share data):

                                                                          Fiscal Year 1994
                                                   -----------------------------------------------------------------
                                                     First           Second            Third           Fourth
                                                    Quarter          Quarter          Quarter          Quarter
                                                   --------         --------         --------         --------
Net operating revenues                             $249,762         $249,041         $252,986         $253,050
Income (loss) before income taxes                    12,727            6,366            7,010          (68,296) (a)
Net income (loss)                                     7,573            3,788            4,170          (50,076) (a)
Income (loss) per share                                $.20             $.10             $.11           $(1.31)

                                                                     Fiscal Year 1993
                                                   -----------------------------------------------------------------
                                                     First           Second            Third           Fourth
                                                    Quarter          Quarter          Quarter          Quarter
                                                   --------         --------         --------         --------
Net operating revenues                             $209,889         $218,536         $232,305         $240,667
Income before income taxes and
  cumulative effect of accounting
  change                                             14,676           16,122           13,002(b)        (3,514)(c)
Income before cumulative effect
 of accounting change                                 9,095            9,996            7,764(b)        (4,132)(c)
Net income                                            9,095            9,996            7,764(b)        (7,336)(c)
Income per share:
  Income before cumulative
    effect of accounting change                        $.24             $.26             $.20            $(.11)
  Cumulative effect of
    accounting change                                                                                     (.08)
                                                       ----             ----             ----            -----
  Net income                                           $.24             $.26             $.20            $(.19)
                                                       ====             ====             ====            =====


(a) Includes $74,834 pre-tax special charge related to the impairment of selected assets of the Company's hospital division, the costs associated with the consolidation of its contract therapy companies, the losses related to the termination of certain relationships in the contract therapy business and certain other costs of the restructuring program.

(b) Includes $2,598 of pre-tax merger expense related to the Kron acquisition and its subsequent consolidation with CompHealth.

(c) Includes $14,556 pre-tax special charge related to the write-down of certain rehabilitation facility development costs.

                        Report of Independent Auditors

The Board of Directors and Stockholders of
Continental Medical Systems, Inc.


We have audited the consolidated balance sheet of Continental Medical Systems, Inc. and subsidiaries as of June 30, 1994, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit. The consolidated financial statements of Continental Medical Systems, Inc. and subsidiaries for each of the two years in the period ended June 30, 1993 were audited by other auditors whose report dated August 10, 1993 on those statements included an explanatory paragraph that described the change in the Company's method of accounting for development costs and the adoption of the provisions of Statement of Financial Accounting Standards No. 115 discussed in Notes 8 and 11 to the consolidated financial statements.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedules. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 1994 financial statements referred to above present fairly, in all material respects, the consolidated financial position of Continental Medical Systems, Inc. and subsidiaries at June 30, 1994, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, in fiscal 1994 the Company changed its method of accounting for income taxes.


                                                     Ernst & Young LLP

Harrisburg, Pennsylvania
August 9, 1994

                       Report of Independent Accountants


To the Board of Directors
 of Continental Medical Systems, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index, present fairly, in all material respects, the financial position, results of operations and cash flows of Continental Medical Systems, Inc. and its subsidiaries as of and for each of the two years in the period ended June 30, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Continental Medical Systems, Inc. for any period subsequent to June 30, 1993.

As discussed in Notes 8 and 11 to the consolidated financial statements, in fiscal 1993 the Company changed its method of accounting for development costs and adopted the provisions of Statement of Financial Accounting Standards
No. 115.

Our audits of the consolidated financial statements referred to above also included an audit of the related financial statement schedules. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




Price Waterhouse

Philadelphia, PA
August 10, 1993

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ------------------------------------------------
         ACCOUNTING AND FINANCIAL DISCLOSURE.
         -----------------------------------

     The information required by this Item was previously reported by the Company on a Current Report on Form 8-K filed with the Commission on January 25, 1994.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS
          --------------------------------
          OF THE REGISTRANT.
          -----------------

     Information regarding directors and nominees for directors of the Company will be included under the caption entitled "Election of Directors" in the Proxy Statement and is incorporated herein by reference. Information regarding executive officers is contained following Item 4 of this report.

     Based solely on its review of copies of Forms 3, 4 and 5 (and amendments thereto) received by the Company and written representations from certain persons required to file reports under Section 16(a) of the Securities Exchange Act of 1934 that no Form 5s were required for those persons, the Company believes that, during fiscal 1993, all filing requirements applicable to reporting persons were met.


ITEM 11.  EXECUTIVE COMPENSATION.
          ----------------------

     Information regarding compensation of the Company's executive officers will be included in the Proxy Statement under the caption entitled "Executive Compensation", and is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          ----------------------------------------
          OWNERS AND MANAGEMENT.
          ---------------------

     Information regarding beneficial ownership of the Company's Common Stock by certain beneficial owners and by management of the Company will be included under the captions entitled "Beneficial Ownership of Shares" in the Proxy Statement and is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
          ----------------------------------------------

     Information regarding certain relationships and related transactions with management will be included under the caption entitled "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          --------------------------------------------
          REPORTS ON FORM 8-K.
          -------------------

   (a)(1) and (2)  Financial Statements and Financial Statement Schedules

     The Financial Statements and Supplemental Financial Statement Schedules are listed in the accompanying "Index to the Consolidated Financial Statements and Financial Statement Schedules" (which appears immediately after the signature pages) (the "Financial Statement Index") are filed as part of this Annual Report on Form 10-K.

   (a)(3) Exhibits

     The Exhibits are listed in the "Exhibit Index" (which appears immediately after the Supplemental Financial Statement Schedules which follow the Financial Statement Index) required by Item 601 of Regulation S-K at Item
     (c) below.  The Exhibit Index is incorporated herein by reference.

   (b) Reports on Form 8-K

     On May 26, 1994, the Company filed a Current Report on Form 8-K with the Commission announcing the Company's plan to establish up to a $75,000,000 pre-tax charge in its fourth quarter for a restructuring and reorganization program.

   (c) The Exhibits required by Item 601 of Regulation S-K (the "Required Exhibits") appear immediately following the Exhibit Index. The Required Exhibits are incorporated herein by reference.

   (d) The Supplemental Financial Statement Schedules, which appear immediately after the Financial Statement Index, are incorporated herein by reference.

   With the exception of the information from the Proxy Statement expressly incorporated by reference in Items 10, 11, 12 and 13 of this Form 10-K Annual Report, the Proxy Statement, including, without limitation, the "Report of the Compensation Committee on Executive Compensation" and the "Stock Performance Graph" is not deemed filed as part of this Form 10-K Annual Report.

                                   SIGNATURES
                                   ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       CONTINENTAL MEDICAL SYSTEMS, INC.


September 12, 1994          By:/s/ Dennis L. Lehman
                               --------------------------------------
                               Dennis L. Lehman, Senior Vice
                               President-Finance and Chief Financial
                               Officer (Principal financial and
                               accounting officer)

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


September 12, 1994          /s/ R. A. Ortenzio
                            ----------------------------------------
                            R.A. Ortenzio, Director, Chairman, and
                            Chief Executive Officer



September 12, 1994          /s/ Robert A. Ortenzio
                            ----------------------------------------
                            Robert A. Ortenzio, Director, President,
                            and Chief Operating Officer



September 12, 1994          /s/ Dennis L. Lehman
                            ----------------------------------------
                            Dennis L. Lehman, Senior Vice President
                            and Chief Financial Officer (Principal
                            financial and accounting officer)

                                   SIGNATURES
                                   ----------



September 12, 1994          /s/ Russell L. Carson
                            ----------------------------------------
                            Russell L. Carson, Director



September 12, 1994          /s/ Bryan C. Cressey
                            ----------------------------------------
                            Bryan C. Cressey, Director



September 12, 1994          /s/ Frank DeFazio
                            ----------------------------------------
                            Frank DeFazio, Director



September 12, 1994          /s/ William M. Goldstein
                            ----------------------------------------
                            William M. Goldstein, Director



September 12, 1994          /s/ LeRoy S. Zimmerman
                            ---------------------------------------
                            LeRoy S. Zimmerman, Director

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES
                            (Item 14 (a)(1) and (2))

                                                               Page Reference
Consolidated Financial Statements:

Report of independent auditors (Ernst & Young)........

Report of independent accountants (Price Waterhouse)..

Consolidated balance sheets at June 30, 1994 & 1993...

For the years ended June 30, 1994, 1993 and 1992,

     Consolidated statements of income................

     Consolidated statements of stockholders' equity..

     Consolidated statements of cash flows............

     Notes to consolidated financial statements.......

Supplemental Financial Statement Schedules:

The following Financial Statement Schedules together with the report thereon of Ernst and Young dated
August 9, 1994 and the report thereon of Price
Waterhouse dated August 10, 1993, both of which immediately follow the Notes to consolidated financial statements, should be read in conjunction with the consolidated financial statements included in Item 8 of this report. Financial Statement
Schedules not included in this report have been omitted because they are not applicable or the required information is shown in the Consolidated
Financial Statements or notes thereto.

Report of independent auditors (Ernst & Young)........

Report of independent accountants (Price Waterhouse)..

Schedule II:

     Amounts Receivable From Related Parties and
     Underwriters, Promoters and Employees and
     Other Related parties...........................



Schedule V:

     Property, Plant and Equipment....................

Schedule VI:

     Accumulated Depreciation, Depletion and
     Amortization of Property, Plant and Equipment...

Schedule VII:

     Guarantees of Securities of Other Issuers........

Schedule VIII:

     Valuation and Qualifying Accounts and Reserves...


                                                               Page Reference
Schedule X:

     Supplementary Income Statement Information.......


                CONTINENTAL MEDICAL SYSTEMS, INC. & SUBSIDIARIES
                                  SCHEDULE II
      AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS
                   AND EMPLOYEES OTHER THAN RELATED PARTIES

- - ------------------------------------------------------------------------------------------------------------------------------------

         COLUMN A                          COLUMN B      COLUMN C     COLUMN D                                 COLUMN E
- - ------------------------------------------------------------------------------------------------------------------------------------

                                                                              DEDUCTIONS                BALANCES AT CLOSE OF PERIOD
                                                                  ------------------------------------------------------------------

                                           BAL. AT                       (1)               (2)               (1)            (2)
           NAME OF DEBTOR              BEG. OF PERIOD   ADDITIONS   AMTS COLLECTED   AMTS WRITTEN OFF      CURRENT      NOT CURRENT
- - ------------------------------------------------------------------------------------------------------------------------------------


FOR FISCAL YEAR ENDED JUNE 30, 1992

 UNITED MEDICAL ASSOCIATES
  LIMITED PARTNERSHIP
  INTEREST RATE 12.25%                      $159,000                                                                        $159,000

                                    ------------------------------------------------------------------------------------------------

                                            $159,000           $0               $0                 $0           $0          $159,000

- - ------------------------------------================================================================================================


FOR FISCAL YEAR ENDED JUNE 30, 1993

 UNITED MEDICAL ASSOCIATES
  LIMITED PARTNERSHIP
  INTEREST RATE 12.25%                      $159,000                                                                      $  159,000

 ROCCO A. ORTENZIO
  INTEREST RATE 4.32%                                  $4,549,000                                                          4,549,000

 ROBERT A. ORTENZIO
  INTEREST RATE 4.32%                                     530,000                                                            530,000

 KENNETH HUBBARD
  INTEREST RATE 7.00%                                     931,000                                                            931,000

 SAMUEL DENTON
  INTEREST RATE 7.50%                                     499,000          $45,000                                           454,000

                                    ------------------------------------------------------------------------------------------------

                                           $159,000    $6,509,000          $45,000                 $0           $0        $6,623,000

- - ------------------------------------================================================================================================


FOR FISCAL YEAR ENDED JUNE
 30, 1994

 UNITED MEDICAL ASSOCIATES
  LIMITED PARTNERSHIP
  INTEREST RATE  12.25%                    $159,000                                                                         $159,000

 ROCCO A. ORTENZIO
  INTEREST RATE  3.94%                    4,549,000                                                                        4,549,000

 ROBERT A. ORTENZIO
  INTEREST RATE  3.94%                      530,000                                                                          530,000

 KENNETH HUBBARD
  INTEREST RATE  7.00%                      931,000        $9,000         $940,000                                                 0

 SAMUEL DENTON
  INTEREST RATE  7.50%                      454,000                         49,000                         $40,000           365,000

 ALAN KRONHAUS
  INTEREST RATE  6.00%                            0       200,000                                                            200,000

                                    ------------------------------------------------------------------------------------------------

                                         $6,623,000      $209,000         $989,000                 $0      $40,000        $5,803,000

- - ------------------------------------================================================================================================


               CONTINENTAL MEDICAL SYSTEMS, INC. & SUBSIDIARIES
                                  SCHEDULE V
                        PROPERTY, PLANT AND EQUIPMENT

- - ------------------------------------------------------------------------------------------------------------------
           COLUMN A                COLUMN B        COLUMN C     COLUMN D             COLUMN E           COLUMN F
- - ------------------------------------------------------------------------------------------------------------------
                                  BAL. AT BEG.    ADDITIONS                    OTHER CHANGES-          BAL. AT END
        CLASSIFICATION             OF PERIOD       AT COST     RETIREMENTS     ADD(DEDUCT)-DESCRIBE     OF PERIOD
- - ------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1992

LAND AND LAND IMPROVEMENTS         $4,939,000      $984,000     $1,755,000 (A)       $1,600,000 (B)

                                 ---------------------------------------------------------------------------------
                                   $4,939,000      $984,000     $1,755,000           $1,600,000         $5,768,000
                                 ---------------------------------------------------------------------------------
BUILDINGS AND IMPROVEMENTS        $44,445,000   $14,455,000    $11,634,000 (A)      $10,312,000 (B)
                                                                   243,000            1,217,000 (C)

                                 ---------------------------------------------------------------------------------
                                  $44,445,000   $14,455,000    $11,877,000          $11,529,000        $58,552,000
                                 ---------------------------------------------------------------------------------
FURNITURE AND EQUIPMENT           $26,997,000   $17,358,000     $2,002,000 (A)       $3,160,000 (B)
                                                                   334,000

                                 ---------------------------------------------------------------------------------
                                  $26,997,000   $17,358,000     $2,336,000           $3,160,000        $45,179,000
                                 ---------------------------------------------------------------------------------
CONSTRUCTION IN PROGRESS                   $0   $39,379,000             $0           $1,561,000 (C)

                                 ---------------------------------------------------------------------------------
                                           $0   $39,379,000             $0           $1,561,000        $40,940,000
                                 ---------------------------------------------------------------------------------

                                 ---------------------------------------------------------------------------------
TOTAL FIXED ASSETS                $76,381,000   $72,176,000    $15,968,000          $17,850,000       $150,439,000
- - ---------------------------------=================================================================================

(A)  SALE OF DREW VILLAGE, PALMETTO, AND ILIFF NURSING FACILITIES

(B)  ACQUISITION OF WEST GABLES AND ACMED

(C)  RECLASSIFICATION

METHOD OF DEPRECIATION:  STRAIGHT LINE

LIVES: BUILDINGS AND IMPROVEMENTS, LAND AND LAND IMPROVEMENTS - 30 TO 35 YEARS FURNITURE AND EQUIPMENT, INCLUDING CAPITAL LEASES - 3 TO 15 YEARS

               CONTINENTAL MEDICAL SYSTEMS, INC. & SUBSIDIARIES
                                  SCHEDULE V
                        PROPERTY, PLANT AND EQUIPMENT

- - ------------------------------------------------------------------------------------------------------------------
           COLUMN A                COLUMN B        COLUMN C     COLUMN D             COLUMN E           COLUMN F
- - ------------------------------------------------------------------------------------------------------------------
                                  BAL. AT BEG.    ADDITIONS                    OTHER CHANGES-          BAL. AT END
        CLASSIFICATION             OF PERIOD       AT COST     RETIREMENTS     ADD(DEDUCT)-DESCRIBE     OF PERIOD
- - ------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1993

LAND AND LAND IMPROVEMENTS         $5,768,000      $466,000             $0           $4,844,000 (A)
                                                                                     $4,348,000 (C)

                                 ---------------------------------------------------------------------------------
                                   $5,768,000      $466,000             $0           $9,192,000        $15,426,000
                                 ---------------------------------------------------------------------------------
BUILDINGS AND IMPROVEMENTS        $58,552,000   $27,420,000       $400,000          $35,890,000 (A)
                                                                                        317,000 (B)
                                                                                     64,220,000 (C)

                                 ---------------------------------------------------------------------------------
                                  $58,552,000   $27,420,000       $400,000         $100,427,000       $185,999,000
                                 ---------------------------------------------------------------------------------
FURNITURE AND EQUIPMENT           $45,179,000   $30,284,000     $2,767,000           $1,339,000 (B)

                                 ---------------------------------------------------------------------------------
                                  $45,179,000   $30,284,000     $2,767,000           $1,339,000        $74,035,000
                                 ---------------------------------------------------------------------------------
CONSTRUCTION IN PROGRESS          $40,940,000   $73,015,000             $0         ($66,305,000)(C)

                                 ---------------------------------------------------------------------------------
                                  $40,940,000   $73,015,000             $0         ($66,305,000)       $47,650,000
                                 ---------------------------------------------------------------------------------

                                 ---------------------------------------------------------------------------------
TOTAL FIXED ASSETS               $150,439,000  $131,185,000     $3,167,000          $44,653,000       $323,110,000
- - ---------------------------------=================================================================================

(A)  ACQUISITION OF REAL ESTATE PARTNERSHIPS

(B)  MISCELLANEOUS ACQUISITIONS

(C)  RECLASSIFICATION

METHOD OF DEPRECIATION:  STRAIGHT LINE

LIVES: BUILDINGS AND IMPROVEMENTS, LAND AND LAND IMPROVEMENTS - 30 TO 35 YEARS FURNITURE AND EQUIPMENT, INCLUDING CAPITAL LEASES - 3 TO 15 YEARS

               CONTINENTAL MEDICAL SYSTEMS, INC. & SUBSIDIARIES
                                  SCHEDULE V
                        PROPERTY, PLANT AND EQUIPMENT

- - ------------------------------------------------------------------------------------------------------------------
           COLUMN A                COLUMN B        COLUMN C     COLUMN D             COLUMN E           COLUMN F
- - ------------------------------------------------------------------------------------------------------------------
                                  BAL. AT BEG.    ADDITIONS                    OTHER CHANGES-          BAL. AT END
        CLASSIFICATION             OF PERIOD       AT COST     RETIREMENTS     ADD(DEDUCT)-DESCRIBE     OF PERIOD
- - ------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1994

LAND AND LAND IMPROVEMENTS        $15,426,000      $100,000       $696,000           $9,618,000 (C)

                                 ---------------------------------------------------------------------------------
                                  $15,426,000      $100,000       $696,000           $9,618,000        $24,448,000
                                 ---------------------------------------------------------------------------------
BUILDINGS AND IMPROVEMENTS       $185,999,000    $3,918,000       $753,000          $31,899,000 (C)
                                                                                   ($31,714,000)(B)

                                 ---------------------------------------------------------------------------------
                                 $185,999,000    $3,918,000       $753,000             $185,000       $189,349,000
                                 ---------------------------------------------------------------------------------
FURNITURE AND EQUIPMENT           $74,035,000   $18,216,000     $4,338,000           $1,364,000 (A)
                                                                                      ($716,000)(C)
                                                                                    ($1,482,000)(B)

                                 ---------------------------------------------------------------------------------
                                  $74,035,000   $18,216,000     $4,338,000            ($834,000)       $87,079,000
                                 ---------------------------------------------------------------------------------
CONSTRUCTION IN PROGRESS          $47,650,000    $4,182,000     $7,957,000         ($41,388,000)(C)

                                 ---------------------------------------------------------------------------------
                                  $47,650,000    $4,182,000     $7,957,000         ($41,388,000)        $2,487,000
                                 ---------------------------------------------------------------------------------

                                 ---------------------------------------------------------------------------------
TOTAL FIXED ASSETS               $323,110,000   $26,416,000    $13,744,000         ($32,419,000)      $303,363,000
- - ---------------------------------=================================================================================

(A)  MISCELLANEOUS ACQUISITIONS

(B)  WRITE-DOWN OF ASSETS AS PART OF SPECIAL CHARGE

(C)  RECLASSIFICATION

METHOD OF DEPRECIATION:  STRAIGHT LINE

LIVES: BUILDINGS AND IMPROVEMENTS, LAND AND LAND IMPROVEMENTS - 30 TO 40 YEARS FURNITURE AND EQUIPMENT, INCLUDING CAPITAL LEASES - 3 TO 20 YEARS

               CONTINENTAL MEDICAL SYSTEMS, INC. & SUBSIDIARIES
                                  SCHEDULE VI
  ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


- - --------------------------------------------------------------------------------------------------------------
         COLUMN A                  COLUMN B      COLUMN C        COLUMN D          COLUMN E         COLUMN F
- - --------------------------------------------------------------------------------------------------------------
                                                  ADDITIONS
                                  BAL. AT BEG.   CHARGED TO                    OTHER CHANGES-     BAL. AT END
         CLASSIFICATION            OF PERIOD    COSTS AND EXP  RETIREMENTS  ADD(DEDUCT)-DESCRIBE   OF PERIOD
- - --------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1992

LAND IMPROVEMENTS                     $63,000        $15,000       $69,000 (A)


                                  ----------------------------------------------------------------------------
                                      $63,000        $15,000       $69,000              $0              $9,000
                                  ----------------------------------------------------------------------------

BUILDINGS AND IMPROVEMENTS         $5,664,000     $1,998,000    $1,478,000 (A)    $591,000 (B)
                                                                   174,000

                                  ----------------------------------------------------------------------------
                                   $5,664,000     $1,998,000    $1,652,000        $591,000          $6,601,000
                                  ----------------------------------------------------------------------------

FURNITURE AND EQUIPMENT            $9,566,000     $4,801,000      $725,000 (A)    $826,000 (B)
                                                                   349,000

                                  ----------------------------------------------------------------------------
                                   $9,566,000     $4,801,000    $1,074,000        $826,000         $14,119,000
                                  ----------------------------------------------------------------------------

                                  ----------------------------------------------------------------------------
TOTAL DEPRECIATION                $15,293,000    $6,814,000    $2,795,000       $1,417,000         $20,729,000
                                  ============================================================================


(A)  SALE OF DREW VILLAGE, PALMETTO, AND ILIFF NURSING FACILITIES

(B)  ACQUISITION OF WEST GABLES

               CONTINENTAL MEDICAL SYSTEMS, INC. & SUBSIDIARIES
                                  SCHEDULE VI
  ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


- - ----------------------------------------------------------------------------------------------------------------
          COLUMN A                 COLUMN B      COLUMN C        COLUMN D          COLUMN E         COLUMN F
- - ----------------------------------------------------------------------------------------------------------------
                                                  ADDITIONS
                                  BAL. AT BEG.   CHARGED TO                    OTHER CHANGES-     BAL. AT END
        CLASSIFICATION             OF PERIOD    COSTS AND EXP  RETIREMENTS  ADD(DEDUCT)-DESCRIBE   OF PERIOD
- - ----------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1993

LAND IMPROVEMENTS                      $9,000             $0           $0          ($9,000)(A)

                                  ------------------------------------------------------------------------------
                                       $9,000             $0           $0          ($9,000)                   $0
                                  ------------------------------------------------------------------------------

BUILDINGS AND IMPROVEMENTS         $6,601,000     $4,844,000           $0           $2,000 (A)
                                                                                   138,000 (B)

                                  ------------------------------------------------------------------------------
                                   $6,601,000     $4,844,000           $0         $140,000           $11,585,000
                                  ------------------------------------------------------------------------------

FURNITURE AND EQUIPMENT           $14,119,000     $8,535,000   $1,508,000           $7,000 (A)
                                                                                   550,000 (B)

                                  ------------------------------------------------------------------------------
                                  $14,119,000     $8,535,000   $1,508,000         $557,000           $21,703,000
                                  ------------------------------------------------------------------------------

TOTAL DEPRECIATION                $20,729,000    $13,379,000   $1,508,000         $688,000           $33,288,000
                                  ==============================================================================


(A)  RECLASSIFICATION

(B)  MISCELLANEOUS ACQUISITIONS

               CONTINENTAL MEDICAL SYSTEMS, INC. & SUBSIDIARIES
                                  SCHEDULE VI
  ACCUMULATED DEPRECIATION AND AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT


- - ----------------------------------------------------------------------------------------------------------------
         COLUMN A                  COLUMN B      COLUMN C        COLUMN D          COLUMN E         COLUMN F
- - ----------------------------------------------------------------------------------------------------------------
                                                  ADDITIONS
                                  BAL. AT BEG.   CHARGED TO                    OTHER CHANGES-     BAL. AT END
       CLASSIFICATION              OF PERIOD    COSTS AND EXP  RETIREMENTS  ADD(DEDUCT)-DESCRIBE   OF PERIOD
- - ----------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1994

LAND IMPROVEMENTS                           $0


                                  -------------------------------------------------------------------------------
                                            $0            $0           $0               $0                     $0
                                  -------------------------------------------------------------------------------

BUILDINGS AND IMPROVEMENTS         $11,585,000    $7,552,000     $359,000         ($56,000)(A)        $18,722,000


                                  -------------------------------------------------------------------------------
                                   $11,585,000    $7,552,000     $359,000         ($56,000)           $18,722,000
                                  -------------------------------------------------------------------------------

FURNITURE AND EQUIPMENT            $21,703,000   $11,814,000   $1,639,000         $476,000 (B)        $32,618,000
                                                                                  $264,000 (A)


                                  -------------------------------------------------------------------------------
                                   $21,703,000   $11,814,000   $1,639,000         $740,000            $32,618,000
                                  -------------------------------------------------------------------------------

TOTAL DEPRECIATION                 $33,288,000   $19,366,000   $1,998,000         $684,000            $51,340,000
                                  ===============================================================================


(A)  RECLASSIFICATION

(B)  MISCELLANEOUS ACQUISITIONS

               CONTINENTAL MEDICAL SYSTEMS, INC. & SUBSIDIARIES
                                 SCHEDULE VII
                   GUARANTEES OF SECURITIES OF OTHER ISSUERS

- - ---------------------------------------------------------------------------------------------------------------------------
          COLUMN A                         COLUMN B              COLUMN C             COLUMN D                COLUMN E
- - ---------------------------------------------------------------------------------------------------------------------------
                                                                  TOTAL             AMOUNT OWNED         AMOUNT IN TREASURY
NAME OF ISSUER OF SECURITIES          TITLES OF ISSUE OF          AMOUNT        BY PERSON OR PERSONS        OF ISSUER OF
GUARANTEED BY PERSON OR PERSONS          EACH CLASS OF          GUARANTEED       FOR WHICH STATEMENT         SECURITIES
FOR WHICH STATEMENT IS FILED         SECURITIES GUARANTEED     & OUTSTANDING          IS FILED               GUARANTEED

- - ---------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1994

CONTINENTAL CARE CENTERS OF         NEW JERSEY ECONOMIC        TOTAL AMOUNT             NONE                    NONE
 NEW JERSEY ISSUED THROUGH          DEVELOPMENT AUTHORITY       GUARANTEED
 THE NEW JERSEY ECONOMIC            FIRST MORTGAGE GROSS        $7,500,000
 DEVELOPMENT AUTHORITY              REVENUE REFUNDING BONDS
                                    (OAKRIDGE MANOR PROJECT)    OUTSTANDING
                                    SERIES 1986                 $6,177,000
- - ---------------------------------------------------------------------------------------------------------------------------

- - ---------------------------------------------------
    COLUMN F                  COLUMN G
- - ---------------------------------------------------
                   NATURE OF ANY DEFAULTS BY ISSUER
                   OF SECURITIES GUARANTEED IN
   NATURE OF       PRINCIPLE INTEREST, SINKING FUND
   GUARANTEE       OR REDEMPTION PROVISIONS, OR
                   PAYMENT OF DIVIDEND
- - ---------------------------------------------------


THE GUARANTEE OF               NONE
PAYMENTS BY
CONTINENTAL CARE
CENTERS OF NEW
JERSEY

- - ---------------------------------------------------

               CONTINENTAL MEDICAL SYSTEMS, INC. & SUBSIDIARIES
                                 SCHEDULE VIII
                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

- - ------------------------------------------------------------------------------------------------------------------------------------
             COLUMN A                  COLUMN B                   COLUMN C                      COLUMN D             COLUMN E
- - ------------------------------------------------------------------------------------------------------------------------------------
                                                                 ADDITIONS
                                                   --------------------------------------
                                      BALANCE AT          (1)                   (2)
                                     BEGINNING OF  CHARGED TO COSTS      CHARGED TO OTHER      DEDUCTIONS -        BALANCE AT END
           DESCRIPTION                  PERIOD       AND EXPENSES        ACCTS - DESCRIBE        DESCRIBE            OF PERIOD
- - ------------------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1992

ALLOWANCE FOR DOUBTFUL ACCOUNTS         $9,277,000       $15,576,000        $688,000 (C)       ($8,464,000)(A)           $17,077,000
                                      ----------------------------------------------------------------------------------------------
                                        $9,277,000       $15,576,000        $688,000           ($8,464,000)              $17,077,000
                                      ==============================================================================================

ALLOWANCE FOR CONTRACTUAL ADJUSTMENT   $22,349,000      $196,059,000        $812,000 (C)     ($185,260,000)(B)           $33,960,000
                                      ----------------------------------------------------------------------------------------------
                                       $22,349,000      $196,059,000        $812,000         ($185,260,000)              $33,960,000
- - --------------------------------------==============================================================================================

- - ------------------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1993

ALLOWANCE FOR DOUBTFUL ACCOUNTS        $17,077,000       $19,693,000                          ($19,344,000)(A)           $17,426,000
                                      ----------------------------------------------------------------------------------------------
                                       $17,077,000       $19,693,000              $0          ($19,344,000)              $17,426,000
                                      ==============================================================================================

ALLOWANCE FOR CONTRACTUAL ADJUSTMENT   $33,960,000      $259,257,000                         ($253,405,000)(B)           $39,812,000
                                      ----------------------------------------------------------------------------------------------
                                       $33,960,000      $259,257,000              $0         ($253,405,000)              $39,812,000
- - --------------------------------------==============================================================================================

- - ------------------------------------------------------------------------------------------------------------------------------------
FISCAL YEAR ENDED JUNE 30, 1994

ALLOWANCE FOR DOUBTFUL ACCOUNTS        $17,426,000       $19,365,000                          ($20,106,000)(A)           $16,685,000
                                      ----------------------------------------------------------------------------------------------
                                       $17,426,000       $19,365,000              $0          ($20,106,000)              $16,685,000
                                      ----------------------------------------------------------------------------------------------

ALLOWANCE FOR CONTRACTUAL ADJUSTMENT   $39,812,000      $295,659,000                         ($290,608,000)(B)           $44,863,000
                                      ----------------------------------------------------------------------------------------------
                                       $39,812,000      $295,659,000              $0         ($290,608,000)              $44,863,000
- - ------------------------------------------------------------------------------------------------------------------------------------

(A)  WRITE-OFFS AGAINST RESERVE

(B)  APPLICATION OF ALLOWANCE AGAINST THIRD PARTY ACCOUNTS RECEIVABLE

(C)  BEGINNING RESERVE AS A RESULT OF THE ACQUISITION OF WEST GABLES AND ACMED

              CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES
                                  SCHEDULE X
                  SUPPLEMENTARY INCOME STATEMENT INFORMATION

- - --------------------------------------------------------------------------------------------------------
                    COLUMN A                                                COLUMN B
                      ITEM                                       CHARGED TO COSTS AND EXPENSES
- - --------------------------------------------------------------------------------------------------------
                                                             1992             1993            1994
                                                       -------------------------------------------------
MAINTENANCE AND REPAIRS                                       N/A              N/A             N/A

DEPRECIATION AND AMORTIZATION OF INTANGIBLE ASSETS,
 PREOPERATING COSTS AND SIMILAR DEFERRALS

   AMORTIZATION OF GOODWILL                                  $1,187,000       $1,818,000      $2,615,000
   AMORTIZATION OF FINANCING COSTS                            1,167,000        2,035,000       2,403,000
   AMORTIZATION OF DEFERRED COSTS, NEW FACILITIES             7,317,000       10,258,000      10,287,000
   AMORTIZATION - OTHER                                       1,281,000        2,245,000       3,595,000

TAXES OTHER THAN PAYROLL AND INCOME TAXES

   PROPERTY TAXES                                             N/A              N/A             N/A

ROYALTIES                                                     N/A              N/A             N/A

ADVERTISING COSTS                                             N/A              N/A             N/A
- - --------------------------------------------------------------------------------------------------------

N/A - AMOUNTS NOT PRESENTED AS SUCH AMOUNTS ARE LESS THAN ONE PERCENT OF NET
      OPERATING REVENUES

                                 EXHIBIT INDEX
                                 -------------

     Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated herein by reference.


Exhibit
Number                           Document                        Page
- - ---------  ----------------------------------------------------  ----

3.1        Restated Certificate of Incorporation, as amended.
           (9)

3.2        Certificate of Amendment of Restated Certificate of
           Incorporation. (8)

3.3        By-Laws, as amended. (8)

4.1.1      Amended and Restated Credit Agreement Among
           Continental Medical Systems, Inc., Certain Lenders, and Citibank, N.A., as Agent, dated August 28, 1991 as amended by a First Amendment and a Second
           Amendment. (5)

4.1.2      Third Amendment to Amended and Restated Credit
           Agreement dated July 8, 1992. (5)

4.1.3      Fourth Amendment to Amended and Restated Credit
           Agreement dated September 23, 1992. (8)

4.1.4      Fifth Amendment to Amended and Restated Credit
           Agreement dated February 26, 1993. (9)

4.1.5      Sixth Amendment to Amended and Restated Credit
           Agreement dated March 26, 1993. (6)

4.1.6      Seventh Amendment to Amended and Restated Credit
           Agreement dated December 31, 1993.  (10)

4.1.7*     Eight Amendment to Amended and Restated Credit
           Agreement dated June 17, 1994.

4.2.1 Indenture, including form of note contained therein, dated as of August 17, 1992. (8)

4.2.2*     First Supplemental Indenture dated June 22, 1994
           (supplementing Indenture dated August 17, 1992).

4.3.1 Indenture, including form of note contained therein, dated as of March 15, 1993. (9)

4.3.2*     First Supplemental Indenture dated June 22, 1994
           (supplementing Indenture dated March 15, 1993).


Exhibit
Number                           Document                        Page
- - ---------  ----------------------------------------------------  ----

10.1       Facility Lease between Fort Worth Rehab Associates
           Limited Partnership and Tarrant County
           Rehabilitation Hospital, Inc., dated as of December
           19, 1988. (3)

10.1.1 Schedule identifying the documents substantially identical to the Exhibit Number 10.1 setting forth the material details in which the Scheduled documents differ from the filed document. (8)

10.2       Agreement among Rocco A. Ortenzio, National Medical
           Enterprises, Inc. and Rehab Hospital Services
           Corporation. (11)


10.3       1986 Stock Option Plan, as amended. (11)



Exhibit
Number                           Document                        Page
- - ---------  ----------------------------------------------------  ----


10.4       Provisions of Deferred Compensation Program of Continental Medical
           Systems, Inc. (7)

10.5       Indenture of Lease between Continental Medical
           Systems, Inc. and Liberty Plaza Associates II. (11)

10.5.1* Schedule identifying the leases substantially identical to Exhibit Number 10.5 setting forth the material details in which the scheduled documents differ from the filed document.

10.6 Employment Agreement between Rocco A. Ortenzio and the Company, dated May 26, 1992. (5)

10.7 Employment Agreement between Robert A. Ortenzio and the Company, dated May 26, 1992. (5)

10.8       1989 Non-Employee Directors' Stock Option Plan as
           Amended through September 16, 1991. (3)

10.8.1     Amendment to 1989 Non-Employee Directors' Stock
           Option Plan. (11)

10.9       1990 Restricted Stock Plan. (4)

10.10      Stock Purchase Agreement among the Company, Kenneth
           Hubbard, Lynn Hubbard and Steven Baldwin, dated as of July 1, 1990. (1)

10.11      Stock Purchase Agreement among the Company, Kenneth
           Hubbard, Lynn Hubbard and Steven Baldwin, dated as of July 1, 1992. (8)

10.12 Rights Agreement dated as of March 11, 1991 between the Company and Security Trust Company, N.A. (2)

10.13      Adoption Agreement #007 Nonstandardized Code (S)
           401(k) Profit Sharing Plan. (3)

10.14      Continental Medical Systems, Inc. Restricted Stock
           Bonus Plan (effective July 1, 1991). (3)

10.15 1992 CEO Stock Option Plan, as amended (subject to stockholder approval). (11)



Exhibit
Number                           Document                        Page
- - ---------  ----------------------------------------------------  ----

10.16      1993-94 Employee Stock Purchase Plan. (8)

10.17      1993 Nonqualified Stock Option Plan, as amended.
           (11)

10.18      1994 Stock Option Plan. (11)

10.19      Letter Agreement between the Company and David G.
           Nation. (11)

11*        Continental Medical Systems, Inc. and Subsidiaries -
           Computation of net income per common share and common equivalent share - Years ended June 30, 1994, 1993 and 1992.

18 Letter from Price Waterhouse re change in accounting principles. (11)

22*        Subsidiaries of the Registrant.

24.1*      Consent of Ernst and Young.

24.2*      Consent of Price Waterhouse.

27*        Financial Data Schedule.

____________________________

(1) Incorporated by reference from the Company's Report on Form 8-K (File No. 0-15088), filed with the Commission on September 14, 1990.

(2) Incorporated by reference from the Company's Report on Form 8-K (File No. 0-15088) as amended on Form 8 dated April 16, 1991), filed with the Commission on March 14, 1991.

(3) Incorporated by reference from the Company's Annual Report on Form 10-K (File No. 0-15088), filed with the Commission on September 28, 1991.

(4) Incorporated by reference from the Company's Report on Form 10-K (File No. 0-15088), filed with the Commission on September 27, 1990.

(5) Incorporated by reference from the Company's Registration Statement on Form S-3 (File No. 33-48848), filed with the Commission on June 26, 1992.

(6) Incorporated by reference from the Company's Report on Form 10-Q (File No. 0-15088), filed with the Commission on May 17, 1993.

(7) Incorporated by reference from the Company's Registration Statement on Form S-1 (File No. 33-8894), filed with the Commission on September 19, 1986, and as amended on October 2, October 27 and November 6, 1986.

(8) Incorporated by reference from the Company's Report on Form 10-K (File No. 0-15088), filed with the Commission on September 25, 1992.

(9) Incorporated by reference from the Company's Registration Statement on Form S-4 (File No. 33-60004/22-23996, filed with the Commission on March 24, 1993.

(10) Incorporated by reference from the Company's Report on Form 10-Q (File No. 0-15088), filed with the Commission on February 14, 1994.

(11) Incorporated by reference from the Company's Annual Report on Form 10-K (File No. 0-15088), filed with the Commission on September 27, 1993.