Form 10-Q
period 1994-09-30
CONTINENTAL MEDICAL SYSTEMS INC /DE/
filed 1994-11-09
CIK 802284

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                ---------------

                                   FORM 10-Q
                                ---------------
     (Mark One)

       X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
     -----                      EXCHANGE ACT OF 1934


              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
     -----                      EXCHANGE ACT OF 1934



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


As of October 31, 1994, there were 38,526,936 shares of the Registrant's $.01 par value Common Stock outstanding.

================================================================================

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

INDEX

FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1994

- - --------------------------------------------------------------------------------


                         PART I.  FINANCIAL INFORMATION

                                                                        PAGE NO.
                                                                        --------
ITEM 1.      Consolidated Financial Statements:

             Consolidated Balance Sheets
              September 30, 1994 and June 30, 1994......................    1

             Consolidated Statements of Income
              Three months ended September 30, 1994 and 1993............    2

             Consolidated Statement of Stockholders' Equity
              Three months ended September 30, 1994.....................    3

             Consolidated Statements of Cash Flows
              Three months ended September 30, 1994 and 1993............    4-5

             Notes to Consolidated Financial Statements.................    6


ITEM 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    7-14



                          PART II.  OTHER INFORMATION



ITEM 6.      Exhibits and Reports on Form 8-K...........................    15

SIGNATURE    ...........................................................    16

Continental  Medical  Systems,  Inc.  and  Subsidiaries

CONSOLIDATED BALANCE SHEETS

September  30,  1994  and  June  30,  1994

                                                                   SEPTEMBER 30,          JUNE 30,
ASSETS                                                                 1994                 1994
- - ---------------------------------------------------------------------------------------------------
                                                                  (In thousands, except share data)
Current assets:
 Cash and cash equivalents                                           $   10,258         $   54,862
 Accounts receivable, net of allowance for doubtful accounts
  ($18,356, September 30, 1994; $16,685, June 30, 1994)                 226,826            232,198
 Other receivables                                                       12,142             10,778
 Prepaid expenses                                                        14,685             13,720
 Prepaid income taxes                                                                        4,319
 Deferred income taxes                                                    5,410              5,610
                                                                      ---------          ---------
      Total current assets                                              269,321            321,487
                                                                      ---------          ---------
Property and equipment, net                                             257,586            252,023
                                                                      ---------          ---------

Other:
 Goodwill, net                                                           84,544             72,613
 Investments, principally affiliates                                     23,037             21,804
 Notes receivable                                                        29,720             31,454
 Deferred income taxes                                                   11,772             14,357
 Deferred costs, new facilities, net                                     20,553             20,885
 Other assets                                                            33,438             32,119
                                                                      ---------          ---------
                                                                        203,064            193,232
                                                                      ---------          ---------
                                                                     $  729,971         $  766,742
                                                                      =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - ---------------------------------------------------------------------------------------------------

Current liabilities:
 Current portion of long-term debt                                   $    3,498         $    4,013
 Accounts payable                                                        21,660             28,615
 Accrued expenses                                                        96,284             97,780
 Due to third-party payors                                               17,247             24,676
 Income taxes payable                                                     4,047
                                                                      ---------          ---------
     Total current liabilities                                          142,736            155,084

Long-term debt, net of current portion                                  321,508            353,752
Other liabilities                                                         9,348              7,391
                                                                      ---------          ---------
     Total liabilities                                                  473,592            516,227
                                                                      ---------          ---------
Minority interests                                                       14,899             14,963
                                                                      ---------          ---------

Commitments and contingencies (Note 3)

Stockholders' equity:
 Preferred stock, $.01 par; authorized 10,000,000 shares; none issued
 Common stock, $.01 par; authorized 80,000,000 shares; 38,382,984 shares issued and outstanding, September 30, 1994 (38,359,245
  June 30, 1994)                                                            384                384
 Capital in excess of par                                               192,740            192,573
 Retained earnings                                                       48,356             42,595
                                                                      ---------          ---------
                                                                        241,480            235,552
                                                                      ---------          ---------
                                                                     $  729,971         $  766,742
                                                                      =========          =========
See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF INCOME

                                                                     THREE MONTHS ENDED
                                                                        SEPTEMBER 30,

                                                               1994                       1993
- - -------------------------------------------------------------------------------------------------------------------------
                                                            (In thousands, except per share data)
Net operating revenues                                     $   243,393                $   249,762
                                                            ----------                 ----------

Costs and expenses:
  Cost of services                                             214,593                    218,102
  Interest expense                                               8,766                      9,252
  Depreciation and amortization                                  9,042                      9,042
                                                            ----------                 ----------
                                                               232,401                    236,396
                                                            ----------                 ----------
Income from operations                                          10,992                     13,366

Other income, principally interest                                 743                        872
                                                            ----------                 ----------
Income before minority interests and income taxes               11,735                     14,238

Minority interests                                              (1,539)                    (1,511)
                                                            ----------                 ----------

Income before income taxes                                      10,196                     12,727
Income taxes                                                     4,435                      5,154
                                                            ----------                 ----------
Net income                                                 $     5,761                $     7,573
                                                            ==========                 ==========

Net income per common share and common
  equivalent share (Note 4)                                $       .15                $       .20
                                                            ==========                 ==========

Weighted average number of shares outstanding               39,494,283                 38,186,995
                                                            ==========                 ==========

See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries


CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Three Months Ended September 30, 1994

________________________________________________________________________________

                                              Common Stock
                                         -----------------------        Capital
                                           Shares                      in excess       Retained
                                           issued         Amount         of par        earnings          Total
                                         -----------------------------------------------------------------------
                                                            (In thousands, except shares issued)
Balance, July 1, 1994                    38,359,245       $  384       $ 192,573       $  42,595      $ 235,552

Stock issued pursuant to:
  Employee benefit plans                     23,739                          167                            167

Net income for the three months                                                            5,761          5,761
                                         ----------        -----        --------        --------       --------
Balance, September 30, 1994              38,382,984       $  384       $ 192,740       $  48,356      $ 241,480
                                         ==========        =====        ========        ========       ========




See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,

                                                                                  1994                     1993
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands)
Cash flows from operating activities:
  Net income                                                                    $   5,761               $   7,573
                                                                                 ---------               ---------

  Adjustments:
   Depreciation and amortization                                                    9,042                   9,042
   Other                                                                            1,366                    (585)
   Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
       Accounts receivable                                                          6,319                 (18,037)
       Other assets                                                                (4,392)                 (3,058)
       Accounts payable and accrued expenses                                      (15,804)                 (4,580)
       Other liabilities                                                           (6,752)                 (5,259)
       Income taxes                                                                11,172                   4,429
                                                                                 ---------               ---------
  Total adjustments                                                                   951                 (18,048)
                                                                                 ---------               ---------

  Net cash provided by (used in) operating activities                               6,712                 (10,475)
                                                                                 ---------               ---------


Cash flows from investing activities:
  Payments pursuant to acquisition agreements, net of cash acquired               (13,728)                (13,066)
  Cash proceeds from sale of property and equipment                                                        12,817
  Deferred costs, new facilities                                                   (1,866)                 (1,803)
  Acquisition of property and equipment                                            (3,279)                 (9,264)
  Notes receivable                                                                  1,734                     473
  Other investing activities                                                       (1,238)                    312
                                                                                 ---------               ---------

  Net cash used in investing activities                                           (18,377)                (10,531)
                                                                                 ---------               ---------


Cash flows from financing activities:
  Long-term debt borrowing                                                          7,131                  31,133
  Long-term debt repayment                                                        (38,449)                 (1,318)
  Deferred financing costs                                                         (1,350)                   (264)
  Issuance of common stock                                                            167                     383
  Capital contributions by minority interests                                         320                     708
  Distributions to minority interests                                                (758)                   (737)
                                                                                 ---------               ---------

  Net cash provided by (used in) financing activities                             (32,939)                 29,905
                                                                                 ---------               ---------

Net increase (decrease) in cash and cash equivalents                              (44,604)                  8,899
Cash and cash equivalents, beginning of period                                     54,862                  64,444
                                                                                 ---------               ---------
Cash and cash equivalents, end of period                                        $  10,258               $  73,343
                                                                                 =========               =========

Continental Medical Systems, Inc. and Subsidiaries

                                                                                 THREE MONTHS ENDED
                                                                                    SEPTEMBER 30,

                                                                            1994                    1993
- - --------------------------------------------------------------------------------------------------------------------------------
                                                                                   (In thousands)
Supplemental disclosures of cash flow information:
  Net cash paid (received) during the period for:

    Interest, net of amounts capitalized ($867 in fiscal 1994)           $  11,366               $  10,575
                                                                          =========               =========
    Income taxes (net of refunds)                                        $  (6,688)              $   1,049
                                                                          =========               =========



Supplemental schedule of noncash investing and financing activities:

  The company issued stock pursuant to various acquisition agreements    $       0               $   1,283
                                                                          =========               =========






See notes to consolidated financial statements.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


________________________________________________________________________________


1.  BASIS OF PRESENTATION:

In the opinion of the Company, the accompanying interim consolidated financial statements present fairly the Company's financial position at September 30, 1994, the results of its operations, and its cash flows for the three month period then ended. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto which were included in the Company's Form 10-K for the year ended June 30, 1994. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year due to, among other things, new hospital development, acquisitions, hospital divestitures, interest rate changes and fluctuations in effective tax rates. Comparisons to the prior year might also be affected for similar reasons. Certain items in the fiscal 1994 financial statements have been reclassified to conform to the classifications in the fiscal 1995 financial statements.


2.  LONG-TERM DEBT:

During the first quarter of fiscal 1995, the Company purchased approximately $38,585,000 of its Senior Subordinated Notes in a series of open market purchases.


3.  CONTINGENCIES:

Outstanding letters of credit aggregated approximately $29,202,000 at September 30, 1994.

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


4.  EARNINGS PER SHARE:

Net income per common and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus the effect of common shares contingently issuable, primarily from stock options and acquisition agreements requiring the issuance of shares contingent on future earnings.

Fully diluted earnings per share are determined on the assumption that the 7 3/4% convertible subordinated debentures were converted July 1, 1993. Net income was adjusted for the interest on the debentures, net of the related income tax benefits.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1994


________________________________________________________________________________

OVERVIEW

The Company is a diversified provider of comprehensive medical rehabilitation and physician services. The Company has a significant presence in each of the rehabilitation industry's three principal sectors - inpatient rehabilitation care, contract services and outpatient rehabilitation care. Additionally, the Company is the largest provider of physician locum tenens services in the United States. The following discussion of the Company's financial condition and results of operations for the three months ended September 30, 1994 and 1993 should be read in connection with the Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

The following table sets forth, for the periods indicated, net operating revenues and EBITDA (defined as income from operations plus interest, depreciation and amortization) for each of the Company's operating groups (in thousands):

                                     Three Months Ended           Increase
                                         September 30,           (Decrease)
                                   ----------------------      --------------

                                   1994             1993         1993-1994
                                   ----             ----         ---------
Net operating revenues:
- - ----------------------
  Rehabilitation group           $132,357         $137,019         (3.4%)
  Contract therapy services        85,917           83,517          2.9%
  Physician services               24,691           29,080        (15.1%)
  Other                               428              146          N/M
                                 --------         --------        -------
                                 $243,393         $249,762         (2.6%)
                                 ========         ========        =======

EBITDA:
- - -------
  Rehabilitation group            $19,757          $19,528          1.2%
  Contract therapy services         7,236           10,257        (29.4%)
  Physician services                2,519            2,516          0.1%
  Other                              (712)            (641)         N/M
                                  -------          -------        -------
                                  $28,800          $31,660         (9.0%)
                                  =======          =======        =======

"Other" referred to in the above table consist principally of the Company's new initiatives including SelectRehab, Innovative Health Alliances, Medical Management Associates and Keystone Medical Systems. Certain percentage changes in "Other" are not meaningful (N/M).

Certain reclassifications were made to the comparative quarter of the prior year net operating revenues to conform to the first quarter of fiscal 1995 presentations.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1994

________________________________________________________________________________

RESULTS OF OPERATIONS

NET OPERATING REVENUES AND EBITDA

Net operating revenues decreased by 2.6% to $243,393,000 for the three months ended September 30, 1994 from $249,762,000 in the comparative quarter of the prior year. The decrease from the prior year's first quarter resulted from operations sold or discontinued as part of the Company's previously announced restructuring program which included the divestiture of two rehabilitation hospitals during the fourth quarter of fiscal 1994. The decrease also resulted from lower physician filled days in the Company's locum tenens business.

EBITDA declined 9% to $28,800,000 for the three months ended September 30, 1994 from $31,660,000 in the comparative quarter of the prior year. The decrease in EBITDA for the first quarter of fiscal 1995 resulted primarily from lower therapist productivity and higher than expected turnover as well as lower contract respiratory services pricing in the Contract Therapy Services Group.

Approximately 44% of the Company's consolidated net operating revenues during the first quarter of fiscal 1995 was derived from patients covered by the federal government's Medicare program for the aged and chronically disabled and state Medicaid programs for the indigent as compared to 41% for the first quarter of fiscal 1994. The balance of the Company's net operating revenues was provided by private pay sources, non-governmental payors, such as commercial insurance companies, and non-patient related revenues.

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

REHABILITATION GROUP:

The following table sets forth, for the periods indicated, net operating revenues for the rehabilitation group (in thousands):

                                                 Three Months Ended            Increase
                                                    September 30,             (Decrease)
                                               ---------------------        -------------

                                               1994             1993          1993-1994
                                               ----             ----          ---------
Net operating revenues:
 Rehabilitation group
  Hospitals (fiscal year of opening)
   Pre-1994 (32 hospitals)                   $117,677         $117,745          (0.1%)
   Fiscal 1994 (4 hospitals)                   10,718            3,244         230.4%
   Divested facilities (2 hospitals)                             6,786           N/M
                                             --------         --------        --------
                                              128,395          127,775           0.5%
  Other rehab related                           3,962            9,244         (57.1%)
                                             --------         --------        --------
  Total rehabilitation group                 $132,357         $137,019          (3.4%)
                                             ========         ========        ========

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1994

________________________________________________________________________________

RESULTS OF OPERATIONS

NET OPERATING REVENUES AND EBITDA (CONTINUED)

REHABILITATION GROUP (CONTINUED):

"Other rehab related" revenues referred to in the above table include revenues from long-term care operations, Medicare reimbursement of certain home office costs and certain outpatient operations.

The decreases in net operating revenues generated by the rehabilitation hospital group resulted primarily from operations closed or divested as part of the Company's previously announced restructuring program including the two hospitals divested during the fourth quarter of fiscal 1994. The decline in other rehab related net revenues is principally due to the Company's decision to discontinue the provision of skilled nursing services at two of its rehabilitation hospitals. Net operating revenues generated by the Company's 32 rehabilitation hospitals in operation during all of fiscal 1994 and the first quarter of fiscal 1995 (the "Pre-1994 Hospitals") were unchanged from the prior comparable quarter.

As of September 30, 1994, the Company had transitional rehabilitation units, with a total of 308 beds, in 20 of its rehabilitation hospitals. Transitional rehabilitation units provide a lower level of care and consequently generate lower revenues per occupied bed than an acute rehabilitation bed. However, there are less costs related to providing transitional rehabilitation services. The Company believes that its transitional rehabilitation units will increase its overall inpatient utilization at its hospitals and expand its continuum of services at various levels of care and cost, an important factor in dealing with managed care payors.

The percentage of net operating revenues generated by Medicare and Medicaid patients at the rehabilitation hospitals was 64% in the first quarter of fiscal 1995, and 61% in the first quarter of fiscal 1994.

With the pressures to control rising healthcare costs, more services are being provided on an outpatient basis. Total outpatient treatments in the first quarter of fiscal 1995 increased to 785,147 over the 736,042 outpatient treatments in the comparative quarter of the prior year. Outpatient services represented 17.2% and 17.0% of the rehabilitation group's net operating revenues in the first quarters of fiscal 1995 and 1994, respectively. While the volume of outpatient treatments continues to increase, pricing of outpatient services has declined over the prior year due to several factors including changes in the Company's marketing strategy and changes in regulatory requirements affecting pricing in selected states' workers compensation programs.

EBITDA for the rehabilitation group increased 1.2% for the three months ended September 30, 1994 to $19,757,000 from $19,528,000 for the comparative quarter in the prior year. The first quarter of fiscal 1995 increase resulted from lower operating costs at the rehabilitation hospitals.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1994

________________________________________________________________________________

RESULTS OF OPERATIONS

NET OPERATING REVENUES AND EBITDA (CONTINUED)

REHABILITATION GROUP (CONTINUED):

Below are selected statistics for the Pre-1994 Hospitals:

                                      Three Months Ended
                                         September 30,
                                      ------------------
                                                                    %
                                      1994          1993         Change
                                      ----          ----         ------
Occupancy percentage                 69.0%         63.7%            8%
Admissions                           5,863         5,337           10%
Average length of stay (days)         22.4          22.9           (2%)
Patient days                       132,768       121,544            9%
Outpatient treatments              714,774       640,022           12%
Outpatient % of net revenue          17.6%         16.8%            5%

Occupancy percentage for the Pre-1994 Hospitals for the first quarter of fiscal 1995 was 69.0% as compared to 63.7% during the comparative quarter of the prior year. This increase in occupancy percentage was primarily due to an increase in admissions in the first quarter of fiscal 1995. Average length of stay declined, in part, due to cost controls and increased efficiencies in treatments. Average length of stay was also reduced by the increase in the number of transitional rehabilitation beds which have shorter average lengths of stay. Certain reimbursement methodologies, including those under the Tax Equity and Fiscal Responsibility Act ("TEFRA") regulations, applicable to Medicare reimbursement, make the number of admissions, in addition to occupancy percentages and average length of stay, important in monitoring the results of the hospitals as revenue growth becomes increasingly dependent upon patient volume. As of September 30, 1994, the Company had 15 hospitals subject to TEFRA regulations. The lower patient average length of stay in the first quarter of fiscal 1995 versus the comparative quarter of the prior year was partially offset by a 10% increase in Pre-1994 Hospital admissions in the first quarter of fiscal 1995.

The timing of new hospital openings during fiscal 1994 makes a comparison of occupancy percentages between the first quarter of fiscal 1995 and 1994 for these hospitals not meaningful. The rehabilitation hospitals opened in fiscal 1994 (the "1994 Hospitals") increased their patient days in the first quarter of fiscal 1995 to 10,862 from 3,104 in the comparative quarter of the prior year. During the first quarter of fiscal 1995, the occupancy percentage for the 1994 Hospitals was 51.3%.

CONTRACT THERAPY SERVICES:

The increases in net operating revenues generated by contract therapy services resulted from same company growth through the addition of new contracts with both existing and new providers. The net number of facilities served remained relatively unchanged over the same period in the prior year. The Company continues to add contracts with new facilities and terminate business with certain facilities that do not meet the Company's business objectives. The contract therapy companies serve over 2,400 facilities.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1994

________________________________________________________________________________

RESULTS OF OPERATIONS

NET OPERATING REVENUES AND EBITDA (CONTINUED)

CONTRACT THERAPY SERVICES (CONTINUED):

Approximately 86% of the net operating revenues for the first quarter of fiscal 1995 and 79% of the net operating revenues for the comparative quarter of the prior year were generated through the provision of therapist services to skilled nursing facilities, while the remainder was generated by therapy services to hospitals, schools, clinics and other institutions.

The percentage of net operating revenues generated from direct services to Medicare/Medicaid patients was 22% for the first quarter of fiscal 1995 representing an increase from 19% for the comparative quarter of the prior year. The principal reason for the increase in the first quarter of fiscal 1995 is the Company's decision to terminate its contractual arrangements with certain third-party providers. Under these arrangements, the Company provided therapy services to Medicare patients through an unrelated Medicare certified provider. As a result of terminating these arrangements, the Company, in many instances, now provides the same services directly to Medicare patients.

EBITDA decreased 29.4% to $7,236,000, in the first quarter of fiscal 1995 from $10,257,000 in the comparative quarter of the prior year. During the first quarter of fiscal 1995, the EBITDA from contract therapy services declined compared to the prior year primarily due to lower therapist productivity and higher than expected turnover in the first quarter in the Company's skilled nursing contract therapy area. EBITDA also declined due to lower contract respiratory services revenues as a result of changes in reimbursement in the state of Indiana in December 1993.

PHYSICIAN SERVICES:

The decline in the Company's physician services net operating revenues was a result of reduced demand and pricing pressures in the Company's physician/locum tenens services. Net operating revenues for the first quarter of fiscal 1995 declined 15.1% as compared to the first quarter of the prior year.

During the first quarter of fiscal 1995 approximately 55% of net operating revenues was generated through services to hospitals while 37% involved contracts with physician groups. The remainder was with managed care programs, clinics and other sources.

EBITDA was relatively unchanged at $2,519,000 in the first quarter of fiscal 1995 as compared to $2,516,000 in the comparative quarter of the prior year. EBITDA was maintained primarily as a result of reduced costs through the consolidation of the Company's locum tenens business during fiscal 1994.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1994

________________________________________________________________________________

RESULTS OF OPERATIONS

PHYSICIAN SERVICES (CONTINUED):

The following table sets forth, for the periods indicated, filled days by discipline:

                        Three Months Ended      Three Months Ended
                           September 30,           September 30,
                               1994                    1993
                        ------------------      ------------------
                                                                           %
                         # of                    # of                  Increase
                         days          %         days          %      (Decrease)
                         ----        -----       ----        -----    ----------
Physicians:
 Primary care            9,995        28.0      11,262        28.3       (11.3)
 Specialty care         13,566        38.0      15,219        38.3       (10.9)
Allied professionals    12,137        34.0      13,251        33.4        (8.4)
                        ------       -----      ------       -----       -----
                        35,698       100.0      39,732       100.0       (10.2)
                        ======       =====      ======       =====       =====


The decline in filled days is due to reduced demand for specialty physicians locum tenens services and additional competition in local markets along with the effect of the consolidation of the Company's primary care physician product lines. Allied professionals represent approximately 21% of physician services net operating revenues for the three months ended September 30, 1994. The Company believes the primary care physician product line has greater growth prospects than its specialist product line.


INTEREST EXPENSE

Interest expense for the first quarter of fiscal 1995 totalled $8,766,000 compared to $9,252,000 for the comparative quarter of the prior year, a decrease of $486,000. This decrease was primarily due to a lower average outstanding debt balance as a result of the retirement of approximately $32,000,000 of the Company's long-term debt during the first quarter of fiscal 1995.


DEPRECIATION AND AMORTIZATION

Depreciation and amortization were unchanged over the comparative quarter of the prior year as an increase in depreciation expense resulting from the openings of new hospitals was offset by the lower depreciation expense from facilities impaired through the special charge recorded in the fourth quarter of fiscal 1994.


MINORITY INTERESTS

Minority interests in net income increased for the three months ended September 30, 1994 to $1,539,000 from $1,511,000 in the comparative quarter of the prior year. This increase was primarily due to improved profitability during the first quarter of fiscal 1995 at the Company's joint ventured rehabilitation hospitals.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1994

________________________________________________________________________________

RESULTS OF OPERATIONS

INCOME TAXES

Income taxes as a percentage of income before income taxes were 43.5% and 40.5% for the first quarter of fiscal 1995 and 1994, respectively. The Company's higher effective tax rate resulted primarily from a higher effective state tax rate and a reduction in the tax exempt interest income.


CAPITAL RESOURCES AND LIQUIDITY

For the three months ended September 30, 1994, operating activities provided $6,712,000 of cash as compared with uses of $10,475,000 in the three months ended September 30, 1993. In the past, the Company has utilized cash from operations to fund the working capital of new hospital openings as well as the expansion of certain contract therapy and physician services companies. The cash flow increase relates principally to the slowdown of capital intensive hospital development projects. Investing activities, primarily acquisition related, resulted in uses of cash of $18,377,000 during the first quarter of fiscal 1995 as compared with $10,531,000 in the comparative quarter of the prior year. Available cash was primarily used to fund the cash requirements for the first quarter of fiscal 1995. See the Consolidated Statements of Cash Flows for a detailed analysis of the components of cash flow.

Long-term debt outstanding at September 30, 1994 totalled $325,006,000, including $3,498,000 representing the current portion of long-term debt. During the first quarter of fiscal 1995, the Company purchased approximately $38,585,000 of its Senior Subordinated Notes in a series of open market purchases. The Company anticipates that it will employ operating cash flow in new growth opportunities within its core businesses and to selectively retire long-term debt. The Company's credit facility provides up to $235,000,000 in a revolving line of credit, of which up to $45,000,000 is available in the form of letters of credit. At September 30, 1994, there were approximately $7,000,000 of borrowings and approximately $29,202,000 of letters of credit outstanding under the credit facility. The credit facility provides for a revolving loan period through December 31, 1996 and the subsequent conversion of the revolving loan into a four-year term loan. The Company has pledged its ownership interests in certain of its operating subsidiaries as collateral under the facility. The Company is also subject to certain financial and other covenants, including, without limitation, restrictions on the amount of other indebtedness it may incur and a prohibition on paying cash dividends.

The Company's ongoing working capital requirements relate principally to routine capital expenditures, future development projects, potential acquisitions and activities within its contract therapy and physician services companies. The Company currently has no new hospital construction in progress. The Company currently estimates that its fiscal 1995 capital requirements will consist of capital maintenance and improvements at existing facilities in the normal course of business and will be funded through the Company's operating cash flow or its credit facility. Pursuant to contingent deferred payment provisions of certain acquisition agreements, the Company expects that additional capital may be required to pay the sellers of the acquired companies through fiscal 1997, based upon the earnings of the acquired companies.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1994

________________________________________________________________________________

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)

The Company has historically expanded its business, in part, through selective acquisitions and intends to pursue additional acquisition opportunities from time to time. It is anticipated that future acquisitions will be funded through the issuance of capital stock and payment of cash and other consideration. Management believes that current sources of capital are sufficient to meet the needs of the Company's business for fiscal 1995 and for the foreseeable future. Liquidity on a short-term basis will be provided internally from the Company's operating cash flow and externally from its bank credit facility. At September 30, 1994 the Company had $198,798,000 of unused borrowing capacity (subject to applicable covenants which may limit borrowing capacity) under its credit facility, of which $15,798,000 is available in the form of letters of credit.

In fiscal 1994 the Company recorded a special charge of $74,834,000, which included a charge for restructuring certain elements of its business. At September 30, 1994 an accrual of $16,746,000 remains to complete the plan associated with certain components of the special charge.

During October 1994, the Company announced that many of its operating facilities and office locations were visited or contacted by representatives of the U.S. Justice Department for the purpose of interviewing certain of its employees. The Company has contacted representatives of the Justice Department to offer the Company's cooperation to respond to its inquiries. At this time the Company does not know the substance or timing of whatever follow-up is planned by the Justice Department. The Company's management is not aware of any Company practices of the type covered by the Justice Department inquiries, or otherwise, that are not in compliance with the rules and regulations applicable to its operations. The Company is unable to predict what effect, if any, these inquiries will have on the Company's business.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

SIGNATURE

FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1994

________________________________________________________________________________


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONTINENTAL MEDICAL SYSTEMS, INC.



     Date:   November 9, 1994       By:   /S/  Dennis L. Lehman
                                       --------------------------
                                     Dennis L. Lehman
                                    Senior Vice-President - Finance
                                    and Chief Financial Officer


                                    Signing on the behalf of the registrant and as principal financial officer.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

FORM 10-Q - FOR THE QUARTER ENDED SEPTEMBER 30, 1994



________________________________________________________________________________


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     (11)  Computation of Earnings Per Share

     (27)  Financial Data Schedule



(b)  REPORTS ON FORM 8-K

     None