Form 10-Q
period 1994-12-31
CONTINENTAL MEDICAL SYSTEMS INC /DE/
filed 1995-02-14
CIK 802284

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                             ---------------------

                                   FORM 10-Q
                             ---------------------
(Mark One)

   X         Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
 -----                        Exchange Act of 1934

                For the quarterly period ended December 31, 1994

                                       or

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


As of January 31, 1995, there were 38,539,746 shares of the Registrant's $.01 par value Common Stock outstanding.

================================================================================

Continental Medical Systems, Inc. and Subsidiaries

Index

Form 10-Q - For the Quarter ended December 31, 1994

________________________________________________________________________________


                         PART I.  FINANCIAL INFORMATION

                                                                      Page No.
                                                                      --------

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheets
          December 31, 1994 and June 30, 1994.........................    1

          Consolidated Statements of Operations
          Three months and six months ended December 31, 1994
          and 1993....................................................    2

          Consolidated Statement of Stockholders' Equity
          Six months ended December 31, 1994..........................    3

          Consolidated Statements of Cash Flows
          Six months ended December 31, 1994 and 1993.................    4-5

          Notes to Consolidated Financial Statements..................    6-7


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    8-16



                          PART II.  OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.........     17

Item 6.   Exhibits and Reports on Form 8-K............................     17

Signature  ...........................................................     18

Continental  Medical  Systems,  Inc.  and  Subsidiaries

Consolidated  Balance  Sheets

December 31, 1994 and June 30, 1994

                                                                               December 31,        June 30,
Assets                                                                             1994              1994
- -------------------------------------------------------------------------------------------------------------
                                                                             (In thousands, except share data)
Current assets:
   Cash and cash equivalents                                                   $    21,799       $     54,862
   Accounts receivable, net of allowance for doubtful accounts
       ($19,089 December 31, 1994: $16,685, June 30, 1994)                         227,105            232,198
   Other receivables                                                                13,266             10,778
   Prepaid expenses                                                                 15,034             13,720
   Prepaid income taxes                                                              4,827              4,319
   Deferred income taxes                                                            10,360              5,610
                                                                                ----------        -----------
                                                                                   292,391            321,487
                                                                                ----------        -----------

Property and equipment, net                                                        255,622            252,023
                                                                                ----------        -----------

Other:
   Goodwill, net                                                                    89,196             72,613
   Investments, principally affiliates                                              17,896             21,804
   Notes receivable                                                                 28,526             31,454
   Deferred income taxes                                                            10,088             14,357
   Deferred costs, new facilities, net                                              17,259             20,885
   Other assets                                                                     37,829             32,119
                                                                                ----------        -----------
                                                                                   200,794            193,232
                                                                                ----------        -----------
                                                                               $   748,807       $    766,742
                                                                                ==========        ===========

Liabilities and Stockholders' Equity
- -------------------------------------------------------------------------------------------------------------
Current liabilities:
    Current portion of long-term debt                                          $     3,873       $      4,013
    Accounts payable                                                                18,408             28,615
    Accrued expenses                                                                95,008             97,780
    Due to third-party payors                                                       28,290             24,676
                                                                                ----------        -----------
                                                                                   145,579            155,084

Long-term debt, net of current portion                                             343,078            353,752
Other liabilities                                                                    9,665              7,391
                                                                                ----------        -----------
                                                                                   498,322            516,227
                                                                                ----------        -----------

Minority interests                                                                  13,365             14,963
                                                                                ----------        -----------

Contingencies (Note 3)

Stockholders' equity:
    Preferred stock, $.01 par; authorized 10,000,000 shares; none issued
    Common stock, $.01 par; authorized 80,000,000 shares; 38,538,552 shares
       issued and outstanding, December 31, 1994 (38,359,245, June 30, 1994)           385                384
    Capital in excess of par                                                       194,048            192,573
    Retained earnings                                                               42,687             42,595
                                                                                ----------        -----------
                                                                                   237,120            235,552
                                                                                ----------        -----------
                                                                               $   748,807       $    766,742
                                                                                ==========        ===========

See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

                                                        Three Months Ended                       Six Months Ended
                                                           December 31,                             December 31,

                                                     1994               1993                  1994               1993
- ------------------------------------------------------------------------------------------------------------------------
                                                                  (In thousands, except per share data)
Net operating revenues                           $   245,639        $   249,041           $   489,032        $   498,803
                                                  ----------         ----------            ----------         ----------

Costs and expenses:
    Cost of services                                 220,525            223,217               435,118            441,319
    Interest expense                                   8,928              9,751                17,694             19,003
    Depreciation and amortization                      9,392              9,734                18,434             18,776
    Special charge (Note 4)                           13,398                                   13,398
                                                  ----------         ----------            ----------         ----------
                                                     252,243            242,702               484,644            479,098
                                                  ----------         ----------            ----------         ----------

Income (loss) from operations                         (6,604)             6,339                 4,388             19,705
Other income, principally interest                       703                890                 1,446              1,762
                                                  ----------         ----------            ----------         ----------

Income (loss) before minority interests and
    income taxes                                      (5,901)             7,229                 5,834             21,467
Minority interests                                    (1,532)              (863)               (3,071)            (2,374)
                                                  ----------         ----------            ----------         ----------

Income (loss) before income taxes                     (7,433)             6,366                 2,763             19,093
Income taxes                                          (1,764)             2,578                 2,671              7,732
                                                  ----------         ----------            ----------         ----------
Net income (loss)                                $    (5,669)       $     3,788           $        92        $    11,361
                                                  ==========         ==========            ==========         ==========

Net income (loss) per common share and common
    equivalent share (Note 5):
        Primary                                  $      (.15)       $       .10           $       .00        $       .30
                                                  ==========         ==========            ==========         ==========
        Fully diluted                            $      (.15)       $       .10           $       .00        $       .29
                                                  ==========         ==========            ==========         ==========

Weighted average number of shares outstanding:
        Primary                                   38,535,381         38,364,233            39,036,334         38,146,140
        Fully diluted                             38,535,381         38,598,379            39,546,285         38,410,534



See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Six Months Ended December 31, 1994

                                         Common Stock
                                   ------------------------      Capital
                                    Shares                      in excess       Retained
                                    issued          Amount        of par        earnings        Total
- --------------------------------------------------------------------------------------------------------
                                                   (In thousands, except shares issued)
Balance, July 1, 1994              38,359,245     $    384      $  192,573      $  42,595     $  235,552
Stock issued pursuant to:
    Employee benefit plans             47,798                          323                           323
    Acquisition agreements            131,509            1           1,152                         1,153

Net income for the six months                                                          92             92
                                   ----------      -------       ---------       --------      ---------
Balance, December 31, 1994         38,538,552     $    385      $  194,048      $  42,687     $  237,120
                                   ==========      =======       =========       ========      =========



See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                                                   Six Months Ended
                                                                                      December 31,

                                                                                  1994           1993
- -------------------------------------------------------------------------------------------------------
                                                                                   (In thousands)
Cash flows from operating activities:
    Net income                                                               $        92    $    11,361
                                                                              ----------     ----------

    Adjustments:
       Depreciation and amortization                                              18,434         18,776
       Other                                                                       2,133         (1,049)
       Special charge                                                             13,398
       Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
          Accounts receivable                                                      6,040        (22,230)
          Other assets                                                            (6,317)        (4,965)
          Accounts payable and accrued expenses                                  (16,742)          (540)
          Other liabilities                                                       (8,789)        (3,524)
          Income taxes                                                              (968)         4,451
                                                                              ----------     ----------
    Total adjustments                                                              7,189         (9,081)
                                                                              ----------     ----------

    Net cash provided by operating activities                                      7,281          2,280
                                                                              ----------     ----------


Cash flows from investing activities:
     Payments pursuant to acquisition agreements, net of cash acquired           (16,607)       (14,010)
     Cash proceeds from sale of property and equipment                                           13,464
     Deferred costs, new facilities                                               (2,315)        (2,654)
     Acquisition of property and equipment                                        (8,507)       (17,660)
     Notes receivable                                                              2,928            514
     Other investing activities                                                   (1,698)           726
                                                                              ----------     ----------

     Net cash used in investing activities                                       (26,199)       (19,620)
                                                                              ----------     ----------


Cash flows from financing activities:
     Long-term debt borrowing                                                     65,022         88,274
     Long-term debt repayment                                                    (74,092)       (59,193)
     Deferred financing costs                                                     (2,320)          (866)
     Issuance of common stock                                                        323            723
     Capital contributions by minority interests                                     334          1,408
     Distributions to minority interests                                          (3,412)        (1,892)
                                                                              ----------     ----------

     Net cash provided by (used in) financing activities                         (14,145)        28,454
                                                                              ----------     ----------

Increase (decrease) in cash and cash equivalents                                 (33,063)        11,114
Cash and cash equivalents, beginning of period                                    54,862         64,444
                                                                              ----------     ----------
Cash and cash equivalents, end of period                                     $    21,799    $    75,558
                                                                              ==========     ==========

Continental Medical Systems, Inc. and Subsidiaries

                                                                                   Six Months Ended
                                                                                      December 31,

                                                                                  1994           1993
- -------------------------------------------------------------------------------------------------------
                                                                                   (In thousands)

Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest, net of amounts capitalized ($1,227
           in fiscal 1994)                                                   $    19,778    $    19,894
                                                                              ==========     ==========
       Income taxes (net of refunds)                                         $     4,066    $     3,838
                                                                              ==========     ==========


Supplemental schedule of noncash investing and financing activities:

    The company issued stock pursuant to various acquisition agreements      $     1,153    $     3,549
                                                                              ==========     ==========







See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



________________________________________________________________________________

1.  Basis of presentation:

In the opinion of the Company, the accompanying interim consolidated financial statements present fairly the Company's financial position at December 31, 1994, the results of its operations, and its cash flows for the three and six month periods then ended. All adjustments are of a normal and recurring nature.
These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto which were presented in the Company's Form 10-K for the year ended June 30, 1994. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year due to, among other things, new hospital development and divestitures, acquisitions, interest rate changes and fluctuations in effective tax rates. Comparisons to the prior year might also be affected for similar reasons. Certain items in the fiscal 1994 financial statements have been reclassified to conform to the classifications in the fiscal 1995 financial statements.

2.  Long-term debt:

During the first six months of fiscal 1995, the Company purchased approximately $48,585,000 of its Senior Subordinated Notes in a series of open market purchases.

3.  Contingencies

Outstanding letters of credit aggregated approximately $29,202,000 at December 31, 1994.

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated, which include malpractice claims covered under the Company's insurance policy. In the opinion of management, the outcome of these actions will not have a material effect on the financial position or results of operations of the Company.

In the normal course of business, the Company has amounts due to or from the Medicare program, the Medicaid program and other third party payors. The Company has recorded amounts due to or from these third party payors which it believes are reasonable estimates. However, additional changes to these estimates in the future may be appropriate based on facts and circumstances which come to light. Ultimately, the amounts due to or from third party payors may be adjusted by these third party payors upon final settlement. The Company is unable to estimate the likelihood or potential amounts of such adjustments.

4.  Special charge:

During the second quarter of fiscal 1995, a special pre-tax charge of $13,398,000 was recorded. The second quarter special charge reflects the effect of a revision in the Company's estimate of receivables from third party payors at its CMS Therapies, Inc. Subsidiary.

Continental Medical Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements



________________________________________________________________________________

5.  Net income (loss) per share:

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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q - For the Quarter ended December 31, 1994

________________________________________________________________________________


OVERVIEW
- --------

The Company is a diversified provider of comprehensive medical rehabilitation and physician services. The Company has a significant presence in each of the rehabilitation industry's three principal sectors - inpatient rehabilitation care, contract services and outpatient rehabilitation care. Additionally, the Company is the largest provider of physician locum tenens services in the United States. The following discussion of the Company's financial condition and results of operations for the three and six months ended December 31, 1994 and 1993 should be read in connection with the Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

The following table sets forth, for the periods indicated, net operating revenues and EBITDA (defined as income (loss) from operations plus interest, depreciation, amortization and special charge) for each of the Company's operating groups (in thousands):


                                  Three Months Ended                     Six Months Ended
                                     December 31,         Increase         December 31,         Increase
                                  1994         1993      (Decrease)     1994         1993      (Decrease)
- ---------------------------------------------------------------------------------------------------------
Net operating revenues:
- -----------------------
 Rehabilitation group           $134,972    $137,928       (2.1%)     $267,328      $275,015    (2.8%)
 Contract therapy services        86,263      85,172        1.3%       172,180       168,689     2.1%
 Physician services               22,584      25,619      (11.8%)       47,275        54,698   (13.6%)
 Other                             1,820         322        N/M          2,249           401      N/M
                                --------    --------       ------     --------      --------    ------
                                $245,639    $249,041       (1.4%)     $489,032      $498,803    (2.0%)
                                ========    ========       ======     ========      ========    ======
EBITDA:
- -------
 Rehabilitation group           $ 19,789    $ 17,815       11.1%      $ 39,925      $ 37,342     6.9%
 Contract therapy group            3,849       7,344      (47.6%)       10,903        17,601   (38.1%)
 Physician services                1,901       1,332       42.7%         4,201         3,848     9.2%
 Other                              (425)       (667)       N/M         (1,115)       (1,307)     N/M
                                --------    --------      ------      --------      --------    ------
                                $ 25,114    $ 25,824      (2.7%)      $ 53,914      $ 57,484    (6.2%)
                                ========    ========      =======     ========      ========    ======


"Other" referred to in the above table consist principally of the Company's new initiatives including SelectRehab, Innovative Health Alliances, Medical Management Associates and Keystone Medical Systems. The percentage changes in "Other" are not meaningful (N/M).

Certain reclassifications were made to the comparative quarter of the prior year net operating revenues to conform to the second quarter of fiscal 1995 presentations.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q - For the Quarter ended December 31, 1994


________________________________________________________________________________


RESULTS OF OPERATIONS

Net Operating Revenues and EBITDA

Net operating revenues decreased by 1.4% to $245,639,000 for the three months ended December 31, 1994 from $249,041,000 in the comparative quarter of the prior year. During the six months ended December 31, 1994, net operating revenues decreased 2.0% to 489,032,000 from $498,803,000 for the same period in the prior year. The decrease from the prior year's second quarter and six months resulted from operations sold or discontinued as part of the Company's previously announced restructuring program which included the divestiture of two rehabilitation hospitals during the fourth quarter of fiscal 1994. The decrease also resulted from lower physician filled days in the Company's locum tenens business.

EBITDA declined 2.7% to $25,114,000 for the three months ended December 31, 1994 from $25,824,000 in the comparative quarter of the prior year. During the six months ended December 31, 1994, EBITDA decreased 6.2% to $53,914,000 from $57,484,000 for the same period in the prior year. The decrease in the Company's EBITDA for the second quarter and six months of fiscal 1995 resulted from the decrease in EBITDA in the Company's Contract therapy group, which was offset in part by increased EBITDA in the Rehabilitation group and Physician Services.

Approximately 43% of the Company's consolidated net operating revenues during the second quarter of fiscal 1995 and fiscal 1994, respectively, was provided from patients covered by the federal government's Medicare program for the aged and chronically disabled and state Medicaid programs for the indigent. The balance of the Company's net operating revenues was provided by private pay sources, non-governmental payors, such as commercial insurance companies, and non-patient related revenues.

The federal government, state governments, business and labor continue to discuss, propose and implement various measures to control rising healthcare costs, improve quality and provide funding for those who currently lack health insurance. The Company is unable to predict what form these measures will take and, as a result, cannot estimate how they might affect future operating results.

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

Rehabilitation Group:

The following table sets forth, for the periods indicated, net operating revenues for the rehabilitation group (in thousands):

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q - For the Quarter ended December 31, 1994

________________________________________________________________________________


RESULTS OF OPERATIONS

Net Operating Revenues and EBITDA (continued)


                                          Three Months Ended          %            Six Months Ended           %
                                             December 31,         Increase           December 31,         Increase
                                          1994         1993      (Decrease)       1994         1993      (Decrease)
- --------------------------------------------------------------------------------------------------------------------
Net operating revenues:
 Rehabilitation group
  Hospitals (fiscal year of opening)
  Pre-1994 (32 hospitals)               $117,559      $116,829         0.6%      $235,236     $234,942      0.1%
  Fiscal 1994 (4 hospitals)               11,456         5,466       109.6%        22,040        8,710    153.0%
  Fiscal 1995 (1 hospital)                 2,337                     100.0%         2,469                 100.0%
  Divested facilities (2 hospitals)                      6,876        N/M                       13,662      N/M
                                        --------      --------      ------       --------     --------     ------
                                         131,352       129,171         1.7%       259,745      257,314      0.9%
Other rehab related                        3,620         8,757       (58.7%)        7,583       17,701    (57.2%)
                                        --------      --------      -------      --------     --------   -------
Total rehabilitation group              $134,972      $137,928        (2.1%)     $267,328     $275,015     (2.8%)
                                        ========      ========      =======      ========     ========   =======

"Other rehab related" revenues referred to in the above table include revenues from long-term care operations, Medicare reimbursement of certain home office costs and certain outpatient operations.

The decreases in net operating revenues generated by the rehabilitation hospital group resulted primarily from operations closed or divested as part of the Company's previously announced restructuring program, including the two hospitals divested during the fourth quarter of fiscal 1994. The decline in other rehab related net operating revenues is principally due to the Company's decision to discontinue the provision of skilled nursing services at two of its rehabilitation hospitals. Net operating revenues generated by the Company's 32 rehabilitation hospitals in operation during all of fiscal 1994 and the first six months of fiscal 1995 (the "Pre-1994 Hospitals") increased slightly from the prior comparable quarter.

As of December 31, 1994, the Company had transitional rehabilitation units, with a total of 405 beds, in 23 of its rehabilitation hospitals. Transitional rehabilitation units provide a lower level of care and consequently generate lower revenues per occupied bed than an acute rehabilitation bed. However, there are less costs related to providing transitional rehabilitation services. The Company believes that its transitional rehabilitation units will increase its overall inpatient utilization at its hospitals and expand its continuum of services at various levels of care and cost, an important factor in dealing with managed care payors.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q - For the Quarter ended December 31, 1994

________________________________________________________________________________


RESULTS OF OPERATIONS

Net Operating Revenues and EBITDA (continued)

Rehabilitation Group (continued):


The percentage of net operating revenues generated by Medicare and Medicaid patients within the rehabilitation group was 66% and 63% for the three months ended December 31, 1994 and 1993, respectively, and 65% and 62% for the six months ended December 31, 1994 and 1993, respectively.

With the pressures to control rising healthcare costs, more services are being provided on an outpatient basis. Total outpatient treatments in the second quarter of fiscal 1995 increased to 776,876 over the 756,734 outpatient treatments in the comparative quarter of the prior year. For the six months ended December 31, 1994 outpatient treatments were 1,562,023, a 4.6% increase over the same period of the prior year. Outpatient services represented 16.8% and 16.1% of the rehabilitation group's net operating revenues in the second quarters of fiscal 1995 and 1994, respectively. While the volume of outpatient treatments continues to increase, pricing of outpatient services has declined over the prior year due to several factors including changes in the Company's marketing strategy and changes in regulatory requirements affecting pricing in selected states' workers compensation programs.

EBITDA for the rehabilitation group increased 11.1% for the three months ended December 31, 1994 to $19,789,000 from $17,815,000 for the comparative quarter in the prior year. EBITDA also increased 6.9% for the six months ended December 31, 1994 to $39,925,000 from $37,342,000 for the comparative period in the prior year. The increases resulted from lower operating costs at the rehabilitation hospitals.

Below are selected statistics for the Pre-1994 Hospitals:

                                           Three Months Ended             Six Months Ended
                                              December 31,                   December 31,
                                            1994       1993   % Change    1994        1993   % Change
- -----------------------------------------------------------------------------------------------------
Occupancy percentage                        69.4%     64.3%     7.9%       69.2%       64.3%   7.6%
Admissions                                 5,839     5,561      5.0%     11,702      10,898    7.4%
Average length of stay (days)               22.6      22.4      0.9%       22.5        22.6   (0.4%)
Patient days                             133,586   123,605      8.1%    266,354     245,149    8.6%
Outpatient treatments                    702,968   636,929     10.4%  1,417,742   1,276,950   11.0%
Outpatient % of net operating revenue       17.5%     16.6%     5.4%       17.6%       17.1%   2.9%

Occupancy percentage for the Pre-1994 Hospitals for the second quarter of fiscal 1995 was 69.4% as compared to 64.3% during the comparative quarter of the prior year. Those same facilities' occupancy percentage for the six months ended December 31, 1994 was 69.2% compared to 64.3% during the same period in the prior year. This increase in occupancy percentage was primarily due to an increase in admissions during the first six months of fiscal

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q - For the Quarter ended December 31, 1994

________________________________________________________________________________


RESULTS OF OPERATIONS

Net Operating Revenues and EBITDA (continued)

Rehabilitation Group (continued):

1995. Average length of stay remained relatively consistent for the comparative three and six months ended December 31, 1994 and 1993. Certain reimbursement methodologies, including those under the Tax Equity and Fiscal Responsibility Act ("TEFRA") regulations, applicable to Medicare reimbursement, make the number of admissions, in addition to occupancy percentages and average length of stay, important in monitoring the results of the hospitals as revenue growth becomes increasingly dependent upon patient volume. As of December 31, 1994, the Company had 18 hospitals subject to TEFRA regulations.

The timing of new hospital openings during fiscal 1994 makes a comparison of occupancy percentages between the second quarter of fiscal 1995 and 1994 for these hospitals not meaningful. The rehabilitation hospitals opened in fiscal 1994 (the "1994 Hospitals") increased their patient days in the second quarter of fiscal 1995 to 12,406 from 4,893 in the comparative quarter of the prior year. Year to date, their patient days increased to 23,268 from 7,997 in the prior year. During the second quarter of fiscal 1995, the occupancy percentage for the 1994 Hospitals was 58.6% and 55.0% for the six months ended December 31, 1994.

Contract Therapy Services:

The increases in net operating revenues generated by contract therapy services resulted from same company growth through the addition of new contracts with both existing and new providers. The net number of facilities served remained relatively unchanged over the same period in the prior year. The Company continues to add contracts with new facilities and terminate business with certain facilities that do not meet the Company's business objectives. The contract therapy companies serve over 2,300 facilities.

Approximately 84% and 85% of the net operating revenues for both the three and six months ended December 31, 1994, respectively, were generated through the provision of therapist services to skilled nursing facilities, while the remainder was generated by therapy services to hospitals, schools, clinics and other institutions.

The percentage of net operating revenues generated from direct services to Medicare/Medicaid patients remained relatively constant at 20% for the three and six months ended December 31, 1994 and 1993.

EBITDA decreased 47.6% to $3,849,000 in the second quarter of fiscal 1995 from $7,344,000 in the comparative quarter of the prior year. EBITDA also decreased 38.1% to $10,903,000 for the six months ended December 31, 1994 from $17,601,000 in the comparative period of the prior year. During the second quarter and first six months of fiscal 1995, the EBITDA from contract therapy services declined compared to the prior year primarily due to declining performance at the Company's CMS Therapies, Inc. subsidiary which provides therapists to nursing homes on a contract basis. The declines resulted from lower therapist productivity, higher than expected therapist turnover, higher costs and other factors.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q - For the Quarter ended December 31, 1994

________________________________________________________________________________

RESULTS OF OPERATIONS

Physician Services:

The decline in the Company's physician services net operating revenues was a result of reduced demand, additional competition in local markets and pricing pressures in the Company's physician/locum tenens services. Net operating revenues for the three and six months ended December 31, 1994 declined 11.8% and 13.6% as compared to the same periods of the prior year.

During the three and six months ended December 31, 1994 approximately 59% and 57%, respectively, of net operating revenues was generated through services to hospitals, while 28% and 32%, respectively, involved contracts with physician groups. The remainder was with managed care programs, clinics and other sources.

EBITDA increased 42.7% to $1,901,000 in the second quarter of fiscal 1995 as compared to $1,332,000 in the comparative quarter of the prior year. EBITDA also increased 9.2% to $4,201,000 for the six months ended December 31, 1994 from $3,848,000 in the comparative period of the prior year. EBITDA increased primarily as a result of reduced costs through the consolidation of the Company's locum tenens business during fiscal 1994.

The following tables set forth, for the periods indicated, filled days by discipline:

                              Three Months Ended
                                 December 31,
- --------------------------------------------------------------------------------
                          1994            1993             %
                          # of            # of          Increase
                          days    %       days    %    (Decrease)
                        ------  -----   ------  -----  ----------
Physicians:
  Primary care           9,431   28.1   11,963   33.0    (21.2%)
  Specialty care        11,752   35.0   12,586   34.8    ( 6.6%)
Allied professionals    12,360   36.9   11,638   32.2      6.2%
                        ------  -----   ------  -----    ------
                        33,543  100.0   36,187  100.0    ( 7.3%)
                        ======  =====   ======  =====    ======

                               Six Months Ended
                                 December 31,
- --------------------------------------------------------------------------------
                          1994            1993               %
                          # of            # of           Increase
                          days    %       days    %     (Decrease)
                        ------  -----   ------  -----   ----------
Physicians:
  Primary care          19,426   28.1   23,225   30.6    (16.4%)
  Specialty care        25,318   36.6   27,805   36.6    ( 8.9%)
Allied professionals    24,497   35.3   24,889   32.8    ( 1.6%)
                        ------  -----   ------  -----    ------
                        69,241  100.0   75,919  100.0    ( 8.8%)
                        ======  =====   ======  =====    ======

The decline in total filled days is due to reduced demand for specialty physicians locum tenens services and additional competition in local markets along with the effect of the consolidation of the Company's primary care physician

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q - For the Quarter ended December 31, 1994

________________________________________________________________________________


RESULTS OF OPERATIONS

product lines. Allied professionals represent approximately 22% of physician services net operating revenues for the three and six months ended December 31, 1994. The Company believes the primary care physician product line has greater long-term growth prospects than its specialist product line.

Interest Expense

Interest expense year to date in fiscal 1995 totalled $17,694,000 compared to $19,003,000 for the comparative time period of the prior year, a decrease of $1,309,000. This decrease was primarily due to a lower average outstanding debt balance as a result of the retirement of approximately $48,585,000 of the Company's Senior Subordinated Notes during the first six months of fiscal 1995. The decrease was offset, in part, by bank credit facility borrowings.

Depreciation and Amortization

Depreciation and amortization were unchanged over the comparative quarter of the prior year as an increase in depreciation expense resulting from the openings of new hospitals was offset by the lower depreciation expense from facilities impaired through the special charge recorded in the fourth quarter of fiscal 1994.

Special Charge

The Company has taken a special pre-tax charge of $13,398,000 in the second quarter and expects to record an increase in this special charge in its third quarter. Based on current information, the third quarter charge is estimated to be $5,000,000 before taxes. The operations of the Company's largest contract therapy subsidiary, CMS Therapies, began to show declines during the second fiscal quarter. In response to the declining operations, the Company has implemented significant changes at the subsidiary. Virtually all of the senior management have been replaced, approximately 140 administrative staff positions have been eliminated, office leases have been terminated and the entire operation has been reviewed and new operating procedures implemented. The second quarter special charge reflects the effect of a revision in the Company's estimate of amounts due to or from third party payors. The third quarter special charge will reflect the elimination of staff positions, office lease terminations and certain other costs of the changes being implemented during the third quarter.

Minority Interests

Minority interests in net income increased for both the three and six months ended December 31, 1994. This increase was primarily due to improved profitability in fiscal 1995 at the Company's joint ventured rehabilitation hospitals.

Income Taxes

Income taxes as a percentage of income (loss) before income taxes was (23.7%) and 96.7% for the three and six months ended December 31, 1994, respectively. These percentages reflect the effect of the special charge taken in the second quarter. Without the effect of the special charge, pro forma income taxes as a percentage of income before income taxes was 50.3% and 46.0% for the three and six months ended December 31, 1994, respectively. The percentage for each of the comparable periods in the prior year was 40.5%. The Company's higher pro forma effective tax rate resulted primarily from a higher effective state tax rate, a reduction in the tax exempt interest income, a higher proportion of income from subsidiaries not consolidated for tax purposes and a relative increase in non-deductible costs such as goodwill amortization.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q - For the Quarter ended December 31, 1994

________________________________________________________________________________


RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY

For the six months ended December 31, 1994, operating activities provided $7,281,000 of cash as compared with $2,280,000 in the six months ended December 31, 1993. In the past, the Company has utilized cash from operations to fund the working capital of new hospital openings as well as the expansion of certain contract therapy and physician services operations. The cash flow increase relates principally to the slowdown of capital intensive hospital development projects. Available cash was primarily used to fund the cash requirements for the six months of fiscal 1995. See the Consolidated Statements of Cash Flows for a detailed analysis of the components of cash flow.

Long-term debt outstanding at December 31, 1994 totalled $346,951,000, including $3,873,000 representing the current portion of long-term debt. During the first six months of fiscal 1995, the Company purchased approximately $48,585,000 of its Senior Subordinated Notes in a series of open market purchases. The Company anticipates that it will employ operating cash flow in new growth opportunities within its core businesses and, where market opportunities are available on favorable terms, to selectively retire long-term debt. During the third quarter of fiscal 1995, the Company made additional purchases of its Senior Subordinated Notes in the open market. The Company's credit facility provides up to $235,000,000 in a revolving line of credit, of which up to $45,000,000 is available in the form of letters of credit. At December 31, 1994, there were approximately $38,000,000 of borrowings and approximately $29,202,000 of letters of credit outstanding under the credit facility. The credit facility provides for a revolving loan period through December 31, 1996 and the subsequent conversion of the revolving loan into a four-year term loan. The Company has pledged its ownership interests in certain of its operating subsidiaries as collateral under the facility. The Company is also subject to certain financial and other covenants, including, without limitation, restrictions on the amount of other indebtedness it may incur and on paying cash dividends.

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

The Company has historically expanded its business, in part, through selective acquisitions and intends to pursue additional acquisition opportunities from time to time. It is anticipated that future acquisitions will be funded through the issuance of capital stock and payment of cash and other consideration. Management believes that current sources of capital are sufficient to meet the needs of the Company's business for fiscal 1995 and for the foreseeable future. Liquidity on a short-term basis will be provided internally from the Company's operating cash flow and externally from its bank credit facility. At December 31, 1994 the Company had $167,798,000 of unused borrowing capacity (subject to applicable covenants which may limit borrowing capacity) under its credit facility, of which $15,798,000 is available in the form of letters of credit.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q - For the Quarter ended December 31, 1994

________________________________________________________________________________


RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY (continued)

In fiscal 1994 the Company recorded a special charge of $74,834,000, which included a charge for restructuring certain elements of its business. At December 31, 1994 an accrual of $14,143,000 remains to complete the plan associated with certain components of the special charge.

In October 1994, the Company announced that many of its operating facilities and office locations were visited or contacted by representatives of the U.S. Justice Department for the purpose of interviewing certain of its employees. The Company has contacted representatives of the Justice Department to offer the Company's cooperation to respond to its inquiries. The Company's management is not aware of any Company practices of the type covered by the Justice Department inquiries, or otherwise, that are not in compliance with the rules and regulations applicable to its operations. The Company is unable to predict what effect, if any, these inquiries will have on the Company's business.

In the normal course of its business, certain contingencies have the potential to affect the Company's operating results and financial position. These contingencies are discussed in Note 3 of the Company's Financial Statements included in this report.

Continental Medical Systems, Inc. and Subsidiaries

Form 10-Q - For the Quarter ended December 31, 1994

________________________________________________________________________________


Item 4.  Submission of Matters to a Vote of Security Holders

(a)  The Registrant's Annual Meeting of Stockholders was held on November 17,
     1994.

(c) The matters voted on at the meeting and the results of the votes were as follows:

     (1) To elect three Class III directors for a term expiring in 1997.

         The vote on the proposal was as follows:

                                For      Withheld
                             ----------  --------
     Russell L. Carson       32,828,014   303,406
     William M. Goldstein    32,790,189   341,231
     Rocco A. Ortenzio       32,772,905   358,515


     (2) To approve the selection of Ernst & Young, LLP as the Registrant's independent auditors for the fiscal year ending June 30, 1995.

         The vote on the proposal was as follows:

              For       Against      Abstain
              ---       -------      -------
          32,980,552     64,678       86,190

Item 6.  Exhibits and reports on Form 8-K

(a)  Exhibits

     (11)  Computation of Earnings Per Share

     (27)  Financial Data Schedule



(b)  Reports on Form 8-K

     None

Continental Medical Systems, Inc. and Subsidiaries

Signature

Form 10-Q - For the Quarter ended December 31, 1994

________________________________________________________________________________


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONTINENTAL MEDICAL SYSTEMS, INC.



   Date:   February 14, 1995        By:  /s/  Dennis L. Lehman
                                       --------------------------
                                    Dennis L. Lehman
                                    Senior Vice-President - Finance
                                    and Chief Financial Officer


                                    Signing on the behalf of the registrant and as principal financial officer.

                                 EXHIBIT INDEX


Exhibit                                                                Page
Number       Document                                                  ----
- ------       --------

11.          Computation of Earnings Per Share

27.          Financial Data Schedule