Form 10-Q
period 1995-03-31
CONTINENTAL MEDICAL SYSTEMS INC /DE/
filed 1995-05-12
CIK 802284

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               -----------------

                                   FORM 10-Q

                               -----------------
(Mark One)

   X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
 -----
                              EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

 _____     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

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

               Yes   X                                     No _____
                   -----


As of April 30, 1995, there were 38,631,536 shares of the Registrant's $.01 par value Common Stock outstanding.


================================================================================

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

INDEX

FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1995

- --------------------------------------------------------------------------------
                        PART I.  FINANCIAL INFORMATION

                                                                                 PAGE NO.
                                                                                 --------
ITEM 1.        Consolidated Financial Statements:

               Consolidated Balance Sheets
                March 31, 1995 and June 30, 1994................................    1

               Consolidated Statements of Operations
                Three months and nine months ended March 31, 1995 and 1994......    2

               Consolidated Statement of Stockholders' Equity
                Nine months ended March 31, 1995................................    3

               Consolidated Statements of Cash Flows
                Nine months ended March 31, 1995 and 1994 ......................    4-5

               Notes to Consolidated Financial Statements.......................    6-8


ITEM 2.        Management's Discussion and Analysis of Financial Condition
                and Results of Operations.......................................    9-18



                          PART II.  OTHER INFORMATION



ITEM 6.        Exhibits and Reports on Form 8-K.................................     19

SIGNATURE       ................................................................     20

Continental Medical Systems, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

March 31, 1995 and June 30, 1994

                                                                                 MARCH 31,                             JUNE 30,
ASSETS                                                                             1995                                  1994
- --------------------------------------------------------------------------------------------------------------------------------
                                                                                        (In thousands, except share data)
Current assets:
  Cash and cash equivalents                                                     $     23,142                        $     54,862
  Accounts receivable, net of allowance for doubtful accounts
   ($21,366, March 31, 1995 and $16,685, June 30, 1994)                              216,025                             232,198
  Other receivables                                                                   14,120                              10,778
  Prepaid expenses                                                                    15,197                              13,720
  Prepaid income taxes                                                                 2,958                               4,319
  Deferred income taxes                                                               12,569                               5,610
                                                                                ------------                        ------------
                                                                                     284,011                             321,487
                                                                                ------------                        ------------
Property and equipment, net                                                          240,464                             252,023
                                                                                ------------                        ------------
Other:
  Goodwill, net                                                                       89,871                              72,613
  Investments, principally affiliates                                                 19,164                              21,804
  Notes receivable                                                                    29,390                              31,454
  Deferred income taxes                                                                7,008                              14,357
  Deferred costs, new facilities, net                                                 15,268                              20,885
  Other assets                                                                        36,992                              32,119
                                                                                ------------                        ------------
                                                                                     197,693                             193,232
                                                                                ------------                        ------------
                                                                                $    722,168                        $    766,742
                                                                                ============                        ============
LIABILITIES AND STOCKHOLDERS' EQUITY
- --------------------------------------------------------------------------------------------------------------------------------

Current liabilities:
  Current portion of long-term debt                                             $      3,056                        $      4,013
  Accounts payable                                                                    19,072                              28,615
  Accrued expenses                                                                   101,312                              97,780
  Due to third-party payors                                                           21,974                              24,676
                                                                                ------------                        ------------
                                                                                     145,414                             155,084

Long-term debt, net of current portion                                               310,895                             353,752
Other liabilities                                                                      9,033                               7,391
                                                                                ------------                        ------------
                                                                                     465,342                             516,227
                                                                                ------------                        ------------
Minority interests                                                                    15,506                              14,963
                                                                                ------------                        ------------
Contingencies (Note 3)

Stockholders' equity:
  Preferred stock, $.01 par; authorized 10,000,000 shares; None issued
  Common stock, $.01 par; authorized 80,000,000 shares; 38,623,786 shares
   issued and outstanding, March 31, 1995 (38,359,245, June 30, 1994)                    386                                 384
  Capital in excess of par                                                           194,485                             192,573
  Retained earnings                                                                   46,449                              42,595
                                                                                ------------                        ------------
                                                                                     241,320                             235,552
                                                                                ------------                        ------------
                                                                                $    722,168                        $    766,742
                                                                                ============                        ============

See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries


CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     THREE MONTHS ENDED             NINE MONTHS ENDED
                                                          MARCH 31,                      MARCH 31,
                                                     1995          1994             1995         1994
 ------------------------------------------------------------------------------------------------------------
                                                                 (In thousands, except per share data)
Net operating revenues                             $  249,331    $  252,986         $  738,363    $  751,789
                                                    ----------    ----------         ----------    ----------
Costs and expenses:
  Cost of services                                    220,800       226,315            655,918       667,634
  Interest expense                                      8,669         9,685             26,363        28,688
  Depreciation and amortization                         9,518         9,710             27,952        28,486
  Special charge (Note 4)                               5,045                           18,443
                                                    ----------    ----------         ----------    ----------
                                                      244,032       245,710            728,676       724,808

Income from operations                                  5,299         7,276              9,687        26,981
Other income, principally interest                        915           776              2,361         2,538
                                                    ----------    ----------         ----------    ----------

Income before minority interests,
  income taxes and extraordinary gain                   6,214         8,052             12,048        29,519
Minority interests                                     (2,126)       (1,042)            (5,197)       (3,416)
                                                    ----------    ----------         ----------    ----------

Income before income taxes and extraordinary gain       4,088         7,010              6,851        26,103
Income taxes                                            2,284         2,840              4,955        10,572
                                                    ----------    ----------         ----------    ----------
Net income before extraordinary gain                    1,804         4,170              1,896        15,531
Extraordinary gain, net of income taxes (Note 5)        1,958                            1,958
                                                    ----------    ----------         ----------    ----------
Net income                                         $    3,762    $    4,170         $    3,854    $   15,531
                                                    ==========    ==========         ==========    ==========
Net income per common share and
  common equivalent share (Note 6):
    Net income before extraordinary gain           $     0.05    $     0.11         $     0.05    $     0.40
    Extraordinary gain                                   0.05                             0.05
                                                    ----------    ----------         ----------    ----------
    Net income                                     $     0.10    $     0.11         $     0.10    $     0.40
                                                    ==========    ==========         ==========    ==========


Weighted average number of shares outstanding      39,535,492    38,835,178         39,530,243    38,609,729








See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

Nine Months Ended March 31, 1995


- --------------------------------------------------------------------------------

                                      Common Stock                   Capital
                                  -------------------------
                                     Shares                         in excess           Retained
                                     issued         Amount           of par             earnings         Total
                                  --------------------------------------------------------------------------------
                                                        (In thousands, except shares issued)

Balance, July 1, 1994               38,359,245    $    384       $    192,573        $    42,595     $    235,552

Stock issued pursuant to:
  Employee benefit plans               133,032           1                760                                 761
  Acquisition agreements               131,509           1              1,152                               1,153

Net income for the nine months                                                             3,854            3,854
                                    ----------     --------       ------------        -----------     ------------
Balance, March 31, 1995             38,623,786    $    386       $    194,485        $    46,449     $    241,320
                                    ==========     ========       ============        ===========     ============




See notes to consolidated financial statements.

Continental  Medical  Systems,  Inc.  and  Subsidiaries

CONSOLIDATED  STATEMENTS  OF  CASH  FLOWS

                                                                                  NINE MONTHS ENDED
                                                                                       MARCH 31,

                                                                               1995                1994
- ----------------------------------------------------------------------------------------------------------
                                                                                     (In thousands)
Cash flows from operating activities:
 Net income                                                                   $     3,854    $     15,531
                                                                               -----------    ------------
 Adjustments:
   Depreciation and amortization                                                   27,952          28,486
   Other                                                                            3,400            (222)
   Special charge                                                                  18,443
   Extraordinary gain, net of taxes                                                (1,958)
   Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
       Accounts receivable                                                         15,574         (28,705)
       Other assets                                                               (10,480)         (7,212)
       Accounts payable and accrued expenses                                      (14,410)         10,522
       Other liabilities                                                          (16,049)         (2,921)
       Income taxes                                                                   572           6,557
                                                                               -----------    ------------
 Total adjustments                                                                 23,044           6,505
                                                                               -----------    ------------

 Net cash provided by operating activities                                         26,898          22,036
                                                                               -----------    ------------

Cash flows from investing activities:
  Payments pursuant to acquisition agreements, net of cash acquired               (18,132)        (14,689)
  Cash proceeds from sale of property and equipment                                15,735          13,835
  Deferred costs, new facilities                                                   (2,652)         (1,839)
  Acquisition of property and equipment                                           (11,907)        (20,857)
  Notes receivable                                                                  2,299            (279)
  Other investing activities                                                       (2,944)         (2,975)
                                                                               -----------    ------------

  Net cash used in investing activities                                           (17,601)        (26,804)
                                                                               -----------    ------------

Cash flows from financing activities:
  Long-term debt borrowing                                                        105,131          88,329
  Long-term debt repayment                                                       (141,322)        (97,291)
  Deferred financing costs                                                         (3,102)           (910)
  Issuance of common stock                                                            761           1,280
  Capital contributions by minority interests                                         361           1,608
  Distributions to minority interests                                              (2,846)         (2,523)
                                                                               -----------    ------------

  Net cash used in financing activities                                           (41,017)         (9,507)
                                                                               -----------    ------------

Decrease in cash and cash equivalents                                             (31,720)        (14,275)
Cash and cash equivalents, beginning of period                                     54,862          64,444
                                                                               -----------    ------------
Cash and cash equivalents, end of period                                      $    23,142    $     50,169
                                                                               ===========    ============

Continental  Medical  Systems,  Inc.  and  Subsidiaries

                                                                                 NINE MONTHS ENDED
                                                                                      MARCH 31,
                                                                              1995                   1994
- --------------------------------------------------------------------------------------------------------------
                                                                                    (In thousands)
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest, net of amounts capitalized ($1,500
    in fiscal 1994)                                                        $    30,394            $    31,058
                                                                            ===========            ===========
  Income taxes (net of refunds)                                            $     4,934            $     4,785
                                                                            ===========            ===========

Supplemental schedule of noncash investing and financing activities:

  The company issued stock pursuant to various acquisition agreements       $    1,153             $    3,549
                                                                             ==========             ==========






See notes to consolidated financial statements.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



________________________________________________________________________________

1.  BASIS OF PRESENTATION:

In the opinion of the Company, the accompanying interim consolidated financial statements present fairly the Company's financial position at March 31, 1995, the results of its operations, and its cash flows for the three and nine month periods then ended. All adjustments are of a normal and recurring nature. These statements are presented in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, they are unaudited, and certain information and footnote disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted, as permitted under the applicable rules and regulations. Readers of these statements should refer to the Company's audited consolidated financial statements and notes thereto which were presented in the Company's Form 10-K for the year ended June 30, 1994. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year due to, among other things, new hospital development and divestitures, acquisitions, interest rate changes and fluctuations in effective tax rates. Comparisons to the prior year might also be affected for similar reasons. Certain items in the fiscal 1994 financial statements have been reclassified to conform to the classifications in the fiscal 1995 financial statements.

2.  LONG-TERM DEBT:

During the first nine months of fiscal 1995, the Company purchased $85,206,000 principal amount of its Senior Subordinated Notes ("Subordinated Debt") at a discount in a series of open market purchases.

3.  CONTINGENCIES

Outstanding letters of credit aggregated approximately $29,085,000 at March 31, 1995.

The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated or settled, which include among other items malpractice claims covered under the Company's insurance policy. Additionally, in the normal course of business, the Company has amounts due to or from the Medicare program, the Medicaid program and other third party payors. The Company has recorded amounts due to or from these third party payors which it believes are reasonable estimates. However, additional changes to these estimates in the future may be appropriate based on facts and circumstances which arise. Ultimately, the amounts due to or from third party payors may be adjusted by these third party payors upon final settlement. The Company is unable to estimate the likelihood or potential amounts of any such settlements or adjustments.

4.  SPECIAL CHARGE:

During the second and third quarters of fiscal 1995, special pre-tax charges of $13,398,000 and $5,045,000 were recorded, respectively. The second quarter special charge reflects the effect of a revision in the Company's estimate of receivables from third party payors at its CMS Therapies, Inc. subsidiary. The third quarter special charge reflects the costs of eliminating management and staff positions, office lease terminations and certain other costs of the changes implemented during the third quarter at CMS Therapies, Inc.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



________________________________________________________________________________

5.  EXTRAORDINARY GAIN:

During the third quarter of fiscal 1995, the Company recognized a gain of $1,958,000 ($3,158,000 less related tax effect of $1,200,000) relating to open market purchases of its Subordinated Debt at a discount.

6.  NET INCOME PER SHARE:

Net income per common share and common equivalent share is based upon the weighted average number of common shares outstanding during the period plus the dilutive effect of common shares contingently issuable, primarily from stock options and acquisition agreements requiring the issuance of shares contingent on future earnings.

Fully diluted earnings per share are determined on the assumption that the 7 3/4% convertible subordinated debentures were converted July 1, 1993. Net income was adjusted for the interest on the debentures, net of the related income tax benefits.

7.  MERGER AGREEMENT

On March 31, 1995, the Company and Horizon Healthcare Corporation, a Delaware Corporation (Horizon), agreed to a strategic merger. Under the terms of the Agreement and Plan of Merger (Merger Agreement), upon the effective time of the merger a wholly owned subsidiary of Horizon will merge into the Company and Horizon will change its name to Horizon/CMS Healthcare Corporation. The Company will continue in existence as a wholly owned subsidiary of Horizon/CMS Healthcare Corporation.

The Merger Agreement provides that each share of the Company's Common Stock outstanding at the effective time of the merger will be converted into that number of shares of Horizon Common Stock equal to $13.00 divided by the Horizon Transaction Value, rounded to four decimal places (the "Exchange Ratio"); provided that the Exchange Ratio shall not be less than .4415 nor more than .5397. The Horizon Transaction Value will be equal to the average closing price on the New York Stock Exchange Composite Tape of Horizon Common Stock for the 20 New York Stock Exchange trading days ending with the third New York Stock Exchange trading day immediately preceding the date of mailing of the Joint Proxy Statement/Prospectus to the stockholders of the Company. The Exchange Ratio will be fixed prior to the mailing of the definitive Joint Proxy Statement/Prospectus to the stockholders of the Company and such definitive material will be prepared based upon the Exchange Ratio as so fixed.

The Merger Agreement provides that the combination will be accounted for as a pooling of interests and will constitute a tax-free reorganization for federal income tax purposes. The transaction is subject to the satisfaction of conditions, including approval by both companies' stockholders, receipt of certain governmental consents and approvals, the effectiveness of a registration statement filed with the Securities and Exchange Commission and other customary conditions.

In connection with the Merger Agreement and the transactions contemplated thereby, the Company also entered into a Stock Option Agreement, dated as of March 31, 1995, by and among the Company and Horizon, and a Voting Agreement, dated as of March 31, 1995, between Horizon and certain stockholders of the Company named therein.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



________________________________________________________________________________

Horizon and its subsidiaries provide specialty health care services and long term nursing care. Horizon currently operates 133 long-term care centers, 16 specialty hospitals, 15 specialty subacute units, institutional pharmacy services in 18 states and contract rehabilitation therapy services in 20 states.

It is anticipated that the merger will be consummated during the Company's fourth quarter. The Company will reflect the costs of the merger on the consummation date.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995

_________________________________________________________________


OVERVIEW
- --------

The Company is a diversified provider of comprehensive medical rehabilitation and physician services. The Company has a significant presence in each of the rehabilitation industry's three principal sectors - inpatient rehabilitation care, contract services and outpatient rehabilitation care. Additionally, the Company is the largest provider of physician locum tenens services in the United States. The following discussion of the Company's financial condition and results of operations for the three and nine months ended March 31, 1995 and 1994 should be read in connection with the Management's Discussion and Analysis of Financial Condition and Results of Operations presented in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

The following table sets forth, for the periods indicated, net operating revenues and EBITDA (defined as income from operations plus interest, depreciation, amortization and special charge) for each of the Company's operating groups (in thousands):

                                    Three Months Ended                                 Nine Months Ended
                                         March 31,                Increase                March 31,           Increase
                                   1995            1994          (Decrease)         1995            1994      (Decrease)
- ------------------------------------------------------------------------------------------------------------------------------------

Net operating revenues:
- -----------------------
  Rehabilitation group           $139,367        $141,331         ( 1.4%)       $406,696        $416,278      ( 2.3%)
  Contract therapy services        85,999          86,075         ( 0.1%)        258,179         254,764        1.3%
  Physician services               22,386          25,231         (11.3%)         69,661          79,930      (12.8%)
  Other                             1,579             349           N/M            3,827             817        N/M
                                 --------        --------         -------        -------        --------      -------
                                 $249,331        $252,986          (1.4%)      $738,363        $751,789       ( 1.8%)
                                 ========        ========         =======       ========        ========      =======
EBITDA:
- -------
  Rehabilitation group           $ 20,694        $ 17,281          19.8%        $ 60,240        $ 54,624       10.3%
  Contract therapy services         7,223           7,889         ( 8.4%)         18,308          25,490      (28.2%)
  Physician services                1,219           2,082         (41.5%)          5,639           5,930      ( 4.9%)
  Other                              (605)           (581)          N/M           (1,742)         (1,889)       N/M
                                 ---------       ---------        -------       ---------       ---------     -------
                                 $ 28,531        $ 26,671            7.0%       $ 82,445        $ 84,155      ( 2.0%)
                                 =========       =========        =======      ==========       =========     =======

"Other" referred to in the above table consist principally of the Company's new initiatives including SelectRehab, Innovative Health Alliances, Medical Management Associates and Keystone Medical Systems. The percentage changes in "Other" are not meaningful (N/M).

Certain reclassifications were made to the comparative prior year net operating revenues to conform to the fiscal 1995 presentations.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED MARCH 31,1995

________________________________________________________________________________



RESULTS OF OPERATIONS

NET OPERATING REVENUES AND EBITDA

Net operating revenues decreased by 1.4% to $249,331,000 for the three months ended March 31, 1995 from $252,986,000 in the comparative quarter of the prior year. During the nine months ended March 31, 1995, net operating revenues decreased 1.8% to $738,363,000 from $751,789,000 for the same period in the prior year. The decrease from the prior year's third quarter and nine months resulted from operations sold or discontinued as part of the Company's previously announced restructuring program which included the divestiture of two rehabilitation hospitals during the fourth quarter of fiscal 1994. The decrease also resulted from lower physician filled days in the Company's locum tenens business.

EBITDA increased 7.0% to $28,531,000 for the three months ended March 31, 1995 from $26,671,000 in the comparative quarter of the prior year. During the nine months ended March 31, 1995, EBITDA decreased 2.0% to $82,445,000 from $84,155,000 for the same period in the prior year. The increase in the Company's EBITDA for the three months ended March 31, 1995 over the comparative quarter of the prior year resulted from the increase in EBITDA in the Company's Rehabilitation Group which was offset, in part by decreases in the Company's Contract Therapy and Physician Services Groups. The decrease in the Company's EBITDA for the nine months ended March 31, 1995 over the comparative period of the prior year resulted from a decrease in EBITDA in the Company's Contract Therapy Services and Physician Services Groups, which was offset, in part, by increases in EBITDA in the Company's Rehabilitation Group.

Approximately 44% of the Company's consolidated net operating revenues during each of the third quarters of fiscal 1995 and fiscal 1994, was provided from patients covered by the federal government's Medicare program for the aged and chronically disabled and state Medicaid programs for the indigent. The balance of the Company's net operating revenues was provided by private pay sources, non-governmental payors, such as commercial insurance companies, and non-patient related revenues.

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

REHABILITATION GROUP:

The following table sets forth, for the periods indicated, net operating revenues for the rehabilitation group (in thousands):

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED MARCH 31,1995

________________________________________________________________________________


RESULTS OF OPERATIONS

NET OPERATING REVENUES AND EBITDA (CONTINUED)

                                               Three Months Ended         %          Nine Months Ended         %
                                                  March 31,           Increase          March 31,          Increase
                                             1995        1994        (Decrease)      1995       1994      (Decrease)
- --------------------------------------------------------------------------------------------------------------------
Net operating revenues:
  Rehabilitation group
   Hospitals (fiscal year of opening)
    Pre-1994 (32 hospitals)              $121,490      $118,096        2.9%      $356,726   $352,670        1.2%
    Fiscal 1994 (4 hospitals)              11,676         7,836       49.0%        33,850     16,546      104.6%
    Fiscal 1995 (1 hospital)                3,066                    100.0%         5,403                 100.0%
    Divested facilities (2 hospitals)                     6,920        N/M                    20,582        N/M
                                           ------        ------      -------       ------    -------      -------
                                          136,232       132,852        2.5%       395,979    389,798        1.6%
  Other rehab related                       3,135         8,479      (63.0%)       10,717     26,480      (59.5%)
                                          -------       -------      -------      -------    -------      -------
  Total rehabilitation group             $139,367      $141,331      ( 1.4%)     $406,696   $416,278      ( 2.3%)
                                         ========      ========      =======     ========   ========      =======

"Other rehab related" revenues referred to in the above table include revenues from long-term care operations, Medicare reimbursement of certain home office costs and certain outpatient operations.

The decreases in net operating revenues generated by the rehabilitation group for the three and nine month periods ended March 31, 1995 as compared with the comparable periods in the prior year resulted primarily from operations closed or divested as part of the Company's previously announced restructuring program, including the two hospitals divested during the fourth quarter of fiscal 1994. The decline in other rehab related net operating revenues for the comparable three and nine month periods is principally due to the Company's decision to discontinue the provision of custodial care skilled nursing services at two of its rehabilitation hospitals. Net operating revenues generated by the Company's 32 rehabilitation hospitals in operation during all of fiscal 1994 and the first nine months of fiscal 1995 (the "Pre-1994 Hospitals") increased 2.9% and 1.2%, respectively, for the three and nine month periods ended March 31, 1995 from the comparable periods of the prior year.

As of March 31, 1995, the Company had transitional rehabilitation units, with a total of 421 beds, in 24 of its rehabilitation hospitals. Transitional rehabilitation units provide a lower level of care and consequently generate lower revenues per occupied bed than an acute rehabilitation bed. However, there are less costs related to providing transitional rehabilitation services. The Company believes that its transitional rehabilitation units will increase its overall inpatient utilization at its hospitals and expand its continuum of services at various levels of care and cost, an important factor in dealing with managed care payors.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED MARCH 31,1995

________________________________________________________________________________

RESULTS OF OPERATIONS

NET OPERATING REVENUES AND EBITDA (CONTINUED)

REHABILITATION GROUP (CONTINUED):


The percentage of net operating revenues generated by Medicare and Medicaid patients within the rehabilitation group was 66% and 65% for the three months ended March 31, 1995 and 1994, respectively, and 65% and 63% for the nine months ended March 31, 1995 and 1994, respectively.

With the pressures to control rising healthcare costs, more services are being provided on an outpatient basis. Total outpatient treatments in the third quarter of fiscal 1995 increased to 822,705 over the 740,949 outpatient treatments in the comparative quarter of the prior year. For the nine months ended March 31, 1995 outpatient treatments were 2,384,728, a 6.8% increase over the same period of the prior year. Outpatient services represented 17.0% and 15.3% of the rehabilitation group's net operating revenues in the third quarters of fiscal 1995 and 1994, respectively. While the volume of outpatient treatments continues to increase, pricing of outpatient services has declined over the prior year due to several factors including changes in the Company's marketing strategy and changes in regulatory requirements affecting pricing in selected states' workers compensation programs.

EBITDA for the rehabilitation group increased 19.8% for the three months ended March 31, 1995 to $20,694,000 from $17,281,000 for the comparative quarter in the prior year. EBITDA increased 10.3% for the nine months ended March 31, 1995 to $60,240,000 from $54,624,000 for the comparative period in the prior year. The increases resulted from lower operating costs at the rehabilitation hospitals.

Below are selected statistics for the Pre-1994 Hospitals:

                                          Three Months Ended                      Nine Months Ended
                                                March 31,                              March 31,
                                           1995         1994       % Change      1995           1994       % Change
- --------------------------------------------------------------------------------------------------------------------
Occupancy percentage                       72.6%        69.0%       5.2%         70.3%          65.7%       7.0%
Admissions                                 6,325        6,010       5.2%        18,027         16,908       6.6%
Average length of stay (days)               22.0         21.9       0.5%          22.3           22.4      ( .4%)
Patient days                             137,437      127,892       7.5%       403,791        375,094       7.7%
Outpatient treatments                    739,295      619,350      19.4%     2,157,037      1,896,300      13.7%
Outpatient % of net operating revenue      17.4%        15.6%      11.5%         17.5%          16.6%       5.4%

Outpatient treatments for the Pre-1994 Hospitals increased 19.4% and 13.7% for the three and nine months ended March 31, 1995, respectively over the Comparitive periods in the prior year, which reflects demand for these services.

Occupancy percentage for the Pre-1994 Hospitals for the third quarter of fiscal 1995 was 72.6% as compared to 69.0% during the comparative quarter of the prior year. Those same facilities' occupancy percentage for the nine months ended March 31, 1995 was 70.3% compared to 65.7% during the same period in the prior year. This increase in occupancy percentage was primarily due to an increase in admissions during the first nine months of

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED MARCH 31,1995

__________________________________________________________________



RESULTS OF OPERATIONS

NET OPERATING REVENUES AND EBITDA (CONTINUED)

REHABILITATION GROUP (CONTINUED):

fiscal 1995. Average length of stay remained relatively consistent for the comparative three and nine months ended March 31, 1995 and 1994. Certain reimbursement methodologies, including those under the Tax Equity and Fiscal Responsibility Act ("TEFRA") regulations, applicable to Medicare reimbursement, make the number of admissions, in addition to occupancy percentages and average length of stay, important in monitoring the results of the hospitals as revenue growth becomes increasingly dependent upon patient volume. As of March 31, 1995, the Company had 18 hospitals subject to TEFRA regulations.

The timing of new hospital openings during fiscal 1994 makes a comparison of occupancy percentages between the third quarter of fiscal 1995 and 1994 for these hospitals not meaningful. The rehabilitation hospitals opened in fiscal 1994 (the "1994 Hospitals") increased their patient days in the third quarter of fiscal 1995 to 13,398 from 8,019 in the comparative quarter of the prior year. Year to date, their patient days increased to 36,666 from 16,016 in the prior year. During the third quarter of fiscal 1995, the occupancy percentage for the 1994 Hospitals was 64.7% and 58.2% for the nine months ended March 31, 1995.

CONTRACT THERAPY SERVICES:

Net operating revenues generated by Contract Therapy Services for the three month period ended March 31, 1995 were essentially unchanged from the comparable period of the prior year. The 1.3% increase in net operating revenues for the nine months ended March 31, 1995 over the comparative period of the prior year resulted from same company growth through the addition of new contracts with both existing and new providers. The net number of facilities served increased 22.8% over the same period in the prior year. The Company continues to add contracts with new facilities and terminate business with certain facilities that do not meet the Company's business objectives. The contract therapy companies serve over 2,300 facilities.

Approximately 80% and 83% of the net operating revenues for both the three and nine months ended March 31, 1995, respectively, were generated through the provision of therapist services to skilled nursing facilities, while the remainder was generated by therapy services to hospitals, schools, clinics and other institutions.

The percentage of net operating revenues generated from direct services to Medicare/Medicaid patients remained relatively constant at approximately 20% for the three and nine months ended March 31, 1995 and 1994.

EBITDA decreased 8.4% to $7,223,000 in the third quarter of fiscal 1995 from $7,889,000 in the comparative quarter of the prior year. EBITDA decreased 28.2% to $18,308,000 for the nine months ended March 31, 1995 from $25,490,000 in the comparative period of the prior year. During the third quarter and first nine months of fiscal 1995, the EBITDA from contract therapy services declined compared to the prior year primarily due to declining performance at the Company's CMS Therapies, Inc. subsidiary which provides therapists to nursing homes on a contract basis. The declines resulted from lower therapist productivity, higher than expected turnover, higher costs and other factors.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED MARCH 31,1995

_________________________________________________________________


RESULTS OF OPERATIONS

PHYSICIAN SERVICES:

The decline in the Company's physician services net operating revenues for the three and nine month periods ended March 31, 1995, respectively, over the comparative periods of the prior year was a result of reduced demand, additional competition in local markets and pricing pressures in the Company's physician/locum tenens services. Net operating revenues for the three and nine months ended March 31, 1995 declined 11.3% and 12.8%, respectively, as compared to the same periods of the prior year.

During the three and nine months ended March 31, 1995 approximately 54% and 56%, respectively, of net operating revenues was generated through services to hospitals, while 36% and 33%, respectively, involved contracts with physician groups. The remainder was with managed care programs, clinics and other sources.

EBITDA declined 41.5% to $1,219,000 in the third quarter of fiscal 1995 as compared to $2,082,000 in the comparative quarter of the prior year. EBITDA also declined 4.9% to $5,639,000 for the nine months ended March 31, 1995 from $5,930,000 in the comparative period of the prior year. EBITDA decreased for the comparative three and nine month periods primarily due to lower filled days and pricing pressures. The decrease was partially offset by a reduction of costs through the consolidation of the Company's locum tenens business during fiscal 1994.

The following tables set forth, for the periods indicated, filled days by discipline:

                                  Three Months Ended
                                      March 31,
- ----------------------------------------------------------------------------------------------------
                          1995                        1994                        %
                          # OF                        # of                     Increase
                          DAYS            %           days          %         (Decrease)
                          ----          -----         ----        -----        ---------
Physicians:
  Primary care            10,529         30.5       12,108         34.0         (13.0%)
  Specialty care          11,054         32.0       12,028         33.8         ( 8.1%)
Allied  professionals     12,970         37.5       11,482         32.2          13.0%
                          ------        -----       ------        -----         -------
                          34,553        100.0       35,618        100.0         ( 3.0%)
                          ======        =====       ======        =====         =======
                                  Nine Months Ended
                                      March 31,
- ----------------------------------------------------------------------------------------------------
                          1995                        1994                         %
                          # OF                        # of                     Increase
                          DAYS            %           days           %        (Decrease)
                          ----          -----         ----         ----       ----------
Physicians:
  Primary care            29,955         28.9       35,333         31.7         (15.2%)
  Specialty care          36,372         35.0       39,833         35.7         ( 8.7%)
Allied  professionals     37,467         36.1       36,371         32.6           3.0%
                         -------        -----      -------        -----         -------
                         103,794        100.0      111,537        100.0         ( 6.9%)
                         =======        =====      =======        =====         ======

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED MARCH 31,1995
_________________________________________________________________


RESULTS OF OPERATIONS


The decline in total filled days for the comparative three and nine month periods ended March 31, 1995 and 1994, respectively, is due to reduced demand for specialty physicians locum tenens services and additional competition in local markets along with the effect of the consolidation of the Company's primary care physician product lines. Allied professionals represent approximately 23% of physician services net operating revenues for both the three and nine months ended March 31, 1995. The Company believes the primary care physician product line has greater long-term growth prospects than its specialist product line.

INTEREST EXPENSE

Interest expense for the third quarter of fiscal 1995 was $8,669,000 compared to $9,685,000 for the comparative quarter of the prior year. Interest expense year to date in fiscal 1995 totalled $26,363,000 compared to $28,688,000 for the comparative time period of the prior year, a decrease of $2,325,000. The decreases for the three and nine months of fiscal 1995 over the comparable prior year periods were primarily due to a lower average outstanding debt balance as a result of the retirement of $85,206,000 of the Company's Senior Subordinated Notes during fiscal 1995. The decreases were offset, in part, by interest expense related to bank credit facility borrowings.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization were essentially unchanged over the comparative three and nine months ended March 31, 1995 versus the comparative prior year periods as increases in depreciation expense resulting from the openings of new hospitals were offset by the lower depreciation expense from facilities impaired through the special charge recorded in the fourth quarter of fiscal 1994.

SPECIAL CHARGE

The Company has taken a special pre-tax charge of $5,045,000 in the third quarter which, together with the special charge taken in the second quarter, brings the special charge to $18,443,000 year to date. As previously announced during the Company's second quarter, the operations of the Company's largest contract therapy subsidiary, CMS Therapies, began to show declines during the second fiscal quarter. In response to the declining operations, the Company has implemented significant changes at the subsidiary. Virtually all of the subsidiary's senior management have been replaced, approximately 260 positions have been eliminated, office leases have been terminated and the entire operation has been reviewed and new operating procedures implemented. The third quarter special charge reflects the elimination of staff positions, office lease terminations and certain other costs of the changes which were implemented during the third quarter. The second quarter special charge reflects the effect of a revision in the Company's estimate of amounts due to or from third party payors.

MINORITY INTERESTS

Minority interests in net income increased for both the three and nine months ended March 31, 1995. The increases were primarily due to improved profitability in fiscal 1995 at the Company's joint ventured rehabilitation hospitals.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED MARCH 31,1995

________________________________________________________________


INCOME TAXES

Income taxes as a percentage of income (loss) before income taxes were 55.9% and 72.3% for the three and nine months ended March 31, 1995, respectively. These percentages reflect the effect of the special charge taken in the second and third quarters and are before the extraordinary gain. Without the effect of the special charge and the extraordinary gain, pro forma income taxes as a percentage of income before income taxes were 46.0% for each of the three and nine month periods ended March 31, 1995. The percentage for each of the comparable periods in the prior year was 40.5%. The Company's higher pro forma effective tax rate resulted primarily from a higher effective state tax rate, a reduction in the tax exempt interest income, a higher proportion of income from subsidiaries not consolidated for tax purposes and a relative increase in non-deductible costs such as goodwill amortization.

CAPITAL RESOURCES AND LIQUIDITY

For the nine months ended March 31, 1995, operating activities provided $26,898,000 of cash as compared with $22,036,000 in the nine months ended March 31, 1994. In the past, the Company has utilized cash from operations to fund the working capital of new hospital openings as well as the expansion of certain contract therapy and physician services operations. The cash flow increase relates principally to the slowdown of capital intensive hospital development projects. Available cash was primarily used to fund the Company's operating cash requirements and to retire long term debt for the nine months of fiscal 1995. See the Consolidated Statements of Cash Flows for a detailed analysis of the components of cash flow.

Long-term debt outstanding at March 31, 1995 totalled $313,951,000, including $3,056,000 representing the current portion of long-term debt. During the first nine months of fiscal 1995, the Company purchased approximately $85,206,000 of its Senior Subordinated Notes in a series of open market purchases. The Company anticipates that it will employ operating cash flow in new growth opportunities within its core businesses and, where market opportunities are available on favorable terms, to selectively retire long-term debt. The Company's credit facility provides up to $235,000,000 in a revolving line of credit, of which up to $45,000,000 is available in the form of letters of credit. At March 31, 1995, there were approximately $43,000,000 of borrowings and approximately $29,085,000 of letters of credit outstanding under the credit facility. The credit facility provides for a revolving loan period through December 31, 1996 and the subsequent conversion of the revolving loan into a four-year term loan. The Company has pledged its ownership interests in certain of its operating subsidiaries as collateral under the facility. The Company is also subject to certain financial and other covenants, including, without limitation, restrictions on the amount of other indebtedness it may incur and on paying cash dividends.

The Company's ongoing working capital requirements relate principally to routine capital expenditures, future development projects, potential acquisitions and activities within its contract therapy and physician services companies. The Company currently has no new hospital construction in progress. The Company currently estimates that its capital requirements for the foreseeable future will consist of capital maintenance and improvements at existing facilities in the normal course of business and will be funded through the Company's operating cash flow or its credit facility. Pursuant to contingent deferred payment provisions of certain acquisition agreements, the Company expects that additional capital may be required to pay the sellers of the acquired companies through fiscal 1997, based upon the earnings of the acquired companies.

The Company has historically expanded its business, in part, through selective acquisitions and intends to pursue additional acquisition opportunities from time to time. It is anticipated that future acquisitions will be funded through the issuance of capital stock and payment of cash and other consideration. Management believes that current sources of capital are sufficient to meet the needs of the Company's business for the foreseeable future. Liquidity on a short-term basis will be provided internally from the Company's operating cash flow and externally

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED MARCH 31,1995

__________________________________________________________________


RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)


from its bank credit facility. At March 31, 1995 the Company had $162,915,000 of unused borrowing capacity (subject to applicable covenants which may limit borrowing capacity) under its credit facility, of which $15,915,000 is available in the form of letters of credit.

During the third quarter, the Company completed the sale of the land and building comprising its former Rocky Mountain facility in Aurora, Colorado which was contracted for in June 1994. The sale was completed with the former joint venture partner in the Rocky Mountain facility, HealthOne of Denver, Colorado.

On March 31, 1995, the Company and Horizon Healthcare Corporation, a Delaware Corporation (Horizon), agreed to a strategic merger. Under the terms of the Agreement and Plan of Merger (Merger Agreement), upon the effective time of the merger a wholly owned subsidiary of Horizon will merge into the Company and Horizon will change its name to Horizon/CMS Healthcare Corporation. The Company will continue in existence as a wholly owned subsidiary of Horizon/CMS Healthcare Corporation.

The Merger Agreement provides that each share of the Company's Common Stock outstanding at the effective time of the merger will be converted into that number of shares of Horizon Common Stock equal to $13.00 divided by the Horizon Transaction Value, rounded to four decimal places (the "Exchange Ratio"); provided that the Exchange Ratio shall not be less than .4415 nor more than .5397. The Horizon Transaction Value will be equal to the average closing price on the New York Stock Exchange Composite Tape of Horizon Common Stock for the 20 New York Stock Exchange trading days ending with the third New York Stock Exchange trading day immediately preceding the date of mailing of the Joint Proxy Statement/Prospectus to the stockholders of the Company. The Exchange Ratio will be fixed prior to the mailing of the definitive Joint Proxy Statement/Prospectus to the stockholders of the Company and such definitive material will be prepared based upon the Exchange Ratio as so fixed.

The Merger Agreement provides that the combination will be accounted for as a pooling of interests and will constitute a tax-free reorganization for federal income tax purposes. The transaction is subject to the satisfaction of conditions, including approval by both companies' stockholders, receipt of certain governmental consents and approvals, the effectiveness of a registration statement filed with the Securities and Exchange Commission and other customary conditions.

In connection with the Merger Agreement and the transactions contemplated thereby, the Company also entered into a Stock Option Agreement, dated as of March 31, 1995, by and among the Company and Horizon, and a Voting Agreement, dated as of March 31, 1995, between Horizon and certain stockholders of the Company named therein.

Horizon and its subsidiaries provide specialty health care services and long term nursing care. Horizon currently operates 133 long-term care centers, 16 specialty hospitals, 15 specialty subacute units, institutional pharmacy services in 18 states and contract rehabilitation therapy services in 20 states.

It is anticipated that the merger will be consummated during the Company's fourth quarter. The Company will reflect the costs of the merger on the consummation date.

In fiscal 1994 the Company recorded a special charge of $74,834,000, which included a charge for restructuring certain elements of its business. At March 31, 1995 an accrual of $12,602,000 remains to complete the plan associated with certain components of the special charge.

During the fiscal year, operating facilities and office locations of the Company were visited or contacted by representatives of the U.S. Justice Department for the purpose of interviewing certain of its employees and

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED MARCH 31,1995

___________________________________________________________________


RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY (CONTINUED)


reviewing certain documents. The Company is cooperating with the Justice Department inquiries. The Company's management is not aware of any Company practices of the type covered by the Justice Department inquiries, or otherwise, that are not in compliance with the rules and regulations applicable to its operations. The Company is unable to predict what effect, if any, these inquiries will have on the Company's business.

During April 1995, the Health Care Financing Administration (HCFA) issued a memorandum relating to Payment of Occupational and Speech Language Pathology Services furnished under arrangements. The memorandum, while not binding, suggested rates to Medicare Intermediaries to assist them in making "prudent buyer" assessments of speech and occupational therapy rates. As the HCFA memorandum acknowledges that the rates noted are not absolute limits and should only be used for comparative purposes, the Company cannot predict what effect, if any, the HCFA memorandum will have on the Company's future results, liquidity or cash flows.

In the normal course of its business, certain contingencies have the potential to affect the Company's operating results and financial position. These contingencies are discussed in Note 3 of the Company's financial statements included in this report.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

MANAGEMENTS' DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

FORM 10-Q - FOR THE QUARTER ENDED MARCH 31,1995

________________________________________________________________________________


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(A)  EXHIBITS

      (4)  Ninth Amendment dated March 7, 1995 to the Amended and
                  Restated Credit Agreement.

     (11)  Computation of Earnings Per Share

     (27)  Financial Data Schedule



(B)  REPORTS ON FORM 8-K

     (1) Report dated March 31, 1995 (filed April 10, 1995) reporting the Agreement and Plan of Merger among CMS, Horizon and CMS Merger Corporation, a wholly owned subsidiary of Horizon.

CONTINENTAL MEDICAL SYSTEMS, INC. AND SUBSIDIARIES

SIGNATURE

FORM 10-Q - FOR THE QUARTER ENDED MARCH 31, 1995

________________________________________________________________________________


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     CONTINENTAL MEDICAL SYSTEMS, INC.



     Date:  May 11, 1995             By:   /S/  Dennis L. Lehman
            ---------------             --------------------------
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

                                 EXHIBIT INDEX

Exhibit
Number       Document                                                    Page
- ------       --------                                                    ----
  4.         Ninth Amendment dated March 7, 1995 to the Amended and
             Restated Credit Agreement

 11.         Computation of Earnings Per Share

 27.         Financial Data Schedule