Form 10-K/A
period 1994-06-30
CONTINENTAL MEDICAL SYSTEMS INC /DE/
filed 1995-06-02
CIK 802284

                                  FORM 10-K/A
                                Amendment No. 1

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

               Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

   For the fiscal year ended June 30, 1994  Commission file number:  0-15088

                       CONTINENTAL MEDICAL SYSTEMS, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Delaware                                           51-0287965
- -------------------------------                          ------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value (based on the last sale price quoted on the New York Stock Exchange) of the voting stock held by non-affiliates of the Registrant as of September 15, 1994 was approximately $350,224,198 (Reference is made to the statement following Part I, Item 4 of this report for the assumptions on which this calculation is based.)

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

ITEM 6.  SELECTED FINANCIAL DATA.
         -----------------------

                                                       Five Year Selected Financial Data


                                                           Fiscal Year Ended June 30,
                                       -------------------------------------------------------------------------
                                            1994               1993          1992         1991         1990
in thousands except per share data

Income Statement Data:
  Net Operating Revenue                   $1,004,839          $901,397      $681,825     $429,921     $291,712
  Income (loss) from operations        (40,905)/(1)/       44,187/(2)/   45,787/(3)/       27,642       19,051
  Net Income (loss)                    (34,545)/(1)/       19,519/(2)/   27,091/(3)/       18,501       12,701

Income (loss) per common share:
  Primary                                       (.92)              .51           .73          .63          .48
  Fully diluted                                 (.92)              .51           .72          .60          .46

Balance Sheet Data:
  Total assets                               766,742           772,228       475,230      327,796      219,676
  Long-term debt, net of current
  portion                                    353,752           382,602       134,835       57,947       92,292

(1) Reflects a $74,834 special charge related to the impairment of selected assets of the Company's hospital division, the costs associated with the consolidation of its contract therapy companies, the losses related to the termination of certain relationships in the contract therapy business and certain other costs of the restructuring program. See Note 8 of the Company's Consolidated Financial Statements which further discuss the components of, and basis for, the special charge.

(2) Reflects $14,556 of special charges related to the write-down of certain rehabilitation facility development costs and $2,598 of merger expenses in connection with the Kron Medical Corporation acquisition and Kron's subsequent consolidation with CompHealth.

(3) Reflects $1,000 of merger expenses in connection with the CompHealth acquisition and a one-time charge of $3,319 relating to a terminated merger agreement.

     The selected financial data has been restated to reflect the results of CompHealth and Kron for the periods prior to their respective acquisitions. CompHealth and Kron were acquired in business combinations accounted for as poolings of interests.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
         OF OPERATIONS.
         -------------

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

     The following table sets forth, for the periods indicated, net operating revenues for each of the Company's operating groups (in thousands):

                                         Year Ended June 30,          Increase (Decrease)
                                -------------------------------      ---------------------
                                    1994      1993      1992         1993-1994   1992-1993
Net operating revenues:
- ----------------------
  Rehabilitation group         $  551,699  $514,224  $388,051            7%          33%
  Contract therapy services       343,300   278,652   186,372           23%          50%
  Physician services              107,108   108,396    94,905           (1%)         14%
  Other                             2,732       125    12,497           N/M          N/M
                               ----------  --------  --------         -------      -------
                               $1,004,839  $901,397  $681,825           11%          32%
                               ==========  ========  ========         =======      =======

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

RESULTS OF OPERATIONS

Net Operating Revenues and Income (loss) from Operations

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

     Income (loss) from operations declined to ($40,905,000) for fiscal 1994 from $44,187,000 in fiscal 1993 and decreased in fiscal 1993 from $45,787,000 in Fiscal 1992. The loss in fiscal 1994 resulted from the special charge, increases in interest expense, and depreciation and amortization expense, lower contract respiratory services revenue in the contract therapy services group, a decline in higher margin specialty care and allied professional days in the physician services group and increases in certain other operating expenses. The decrease in income from operations in fiscal 1993 from fiscal 1992 resulted from the special charge, increased interest expense, and depreciation and amortization expense, which was offset, in part, by a lower ratio of cost of services as a percentage of revenue and the effect of merger expenses.

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

     Following is a discussion of each of the Company's operating groups. Certain operating results related to new initiatives and management services companies have been excluded from the discussion due to their immateriality in relation to the consolidated results.


Rehabilitation Group:

     The following table sets forth, for the periods indicated, net operating revenues for the rehabilitation group (in thousands):

                                                 Year Ended June 30,                Increase (Decrease)
                                          --------------------------------       ------------------------
                                              1994      1993      1992           1993-1994      1992-1993
                                              ----      ----      ----           ---------      ---------
Net operating revenues:
 Rehabilitation group
  Hospitals (fiscal year of opening)
   Pre-1993 (26 hospitals)                 $403,785   $424,676   $337,520             (5%)           26%
   Fiscal 1993 (6 hospitals)                 69,164     29,845                       132%            N/A
   Fiscal 1994 (4 hospitals)                 25,327                                   N/A            N/A
   Divested facilities (2 hospitals)         24,637     31,150     27,102            (21%)           15%
                                          ---------   --------  ---------            -----          -----
                                            522,913    485,671    364,622              8%            33%
  Other rehab related                        28,786     28,553     23,429              1%            22%
                                          ---------   --------  ---------            -----          -----
  Total rehabilitation group               $551,699   $514,224   $388,051              7%            33%
                                           ========   ========   ========            =====          =====

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


     The following table sets forth, for the periods indicated, filled days by discipline:


                            Fiscal 1994              Fiscal 1993
                       ---------------------       ---------------       %
                         # of                        # of             Increase
                         days           %            days     %      (Decrease)
                         ----         -----          ----   -----    ----------
Physicians:
  Primary care          47,200         31.7         40,146   26.4        17.6
  Specialty care        53,421         35.9         61,520   40.6       (13.2)
Allied professionals    48,302         32.4         49,967   33.0        (3.3)
                       -------        -----        -------  -----       -----
                       148,923        100.0        151,633  100.0        (1.8)
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

Cost of Services

     Cost of services for fiscal 1994 totalled $894,488,000 compared to $787,574,000 for fiscal 1993, an increase of $106,914,000. Cost of services for fiscal 1992 was $607,737,000. The increases in fiscal 1994 and fiscal 1993 over the prior year were due primarily to higher salaries, wages and benefits expenses associated with expansion of the Company's contract therapy businesses, as well as the development of new rehabilitation hospitals, outpatient clinics and acquisitions of contract therapy and physician services companies. The Company's largest component of cost of services is salaries, wages and benefits.

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

     The effects of the interest rate swap agreements on interest expense was to reduce interest expense by $1,327,000 and $947,000 for fiscal 1994 and 1993, respectively. There were no interest rate swap agreements in effect during fiscal 1992. The Company has exposure under the interest rate swap agreements for fluctuations in short-term interest rates. At June 30, 1994, the Company would be required to pay approximately $6,300,00 in order to terminate the interest rate swap and collar agreements, taking into account current interest rates. This represents an unrealized loss of approximately $6,944,000. The Company intends to hold these investments until maturity. Additionally, the Company has exposure to credit loss in the event of nonperformance by the other party to the interest rate swap agreements. However, the Company does not anticipate nonperformance by the counterparty.

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

     Approximately $12,042,000 of the charge was related to the consolidation of certain contract therapy companies into CMS Therapies and the exit from certain markets and businesses. This consolidation process involved the closure of offices, relocation and severance of personnel and the elimination of duplicative processes.

     Approximately $10,800,000 of the charge is related to the writedown of uncollectible receivables pertaining to the termination of certain business relationships at the Company's CMS Therapies, Inc. subsidiary. During the second quarter of fiscal 1994, the Company exited business arrangements in which it provided therapists to unrelated Medicare certified agencies which in turn supplied those therapists to non-Medicare certified skilled nursing facilities. For a variety of business reasons, including, among others, the Healthcare Financing Administration's announced intentions to increase their review of the reasonableness of the charges billed by the agencies to the Medicare program, the Company exited those relationships and, in many instances, began to provide the same services directly to Medicare patients upon termination of the contracts with the agencies. Following termination of the contracts, the Company continued to assess the collectibility of the agency receivables and, due to deteriorating business relations and declining financial condition of the agencies, it was determined a write-down of these receivables was required as of June 30, 1994.

     The remainder of the charge, $1,748,000, was to reduce the work force at the Company's corporate office and provide for transaction costs to execute the plan.

     At June 30, 1994, $18,794,000 is included within accrued liabilities to complete the plan associated with certain components of the special charge. The components of this accrual are more fully described in the notes to the Company's financial statements.

     The Company estimates that the reorganization plan, when fully implemented, will reduce or eliminate approximately $5,500,000 of costs and expenses annually, including approximately $2,500,000 of savings related to consolidation and reorganization of the contract therapy companies, $1,500,000 related to depreciation associated with facility write-downs and $1,500,000 related to other savings associated with the elimination of unprofitable operations.

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

     In fiscal 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Upon issuance of this statement, the Company reviewed the provisions of the new statement and concluded that the statement compelled the write-down to fair value of a long term care investment being held to maturity as a result of the impairment of the investment using a discounted cash flow analysis. Prior to the issuance of this statement, the asset was carried at historical cost which is expected to be recovered upon maturity. The Company recognized an after tax cumulative effect of $3,204,000 in adopting this statement.

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

     Long-term debt outstanding at June 30, 1994 totalled $357,765,000, including $4,013,000 which represents the current portion of long-term debt.
The Company's percentage ratio of long-term debt to total capitalization both at June 30, 1994 and 1993 was 60% The Company's credit facility provides up to $235,000,000 in a revolving line of credit, of which up to $45,000,000 is available in the form of letters of credit. At June 30, 1994, there were no borrowings and approximately $30,006,000 of letters of credit were outstanding under the credit facility. The credit facility provides for a revolving loan period through December 31, 1996 and the subsequent conversion of the revolving loan into a four-year term loan. The Company has pledged its ownership interests in certain of its operating subsidiaries as collateral under the facility. The Company is also subject to certain financial and other covenants, including, without limitation, restrictions on the amount of other indebtedness it may incur and a prohibition on paying cash dividends.

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

     The Company recorded in fiscal 1994, a special charge of $74,834,000 which included a restructuring of certain elements of its business. The Company expects that the net cash effect of this charge will be minimal.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
         -------------------------------------------



               Continental Medical Systems, Inc. and Subsidiaries

                              Financial Statements

                        June 30, 1994 and 1993 and 1992

Continental  Medical  Systems,  Inc.  and  Subsidiaries

Consolidated  Balance  Sheets

June  30,  1994  and  1993


Assets                                                                           1994                           1993
- ----------------------------------------------------------------------------------------------------------------------
                                                                                  (In thousands, except share data)
Current assets:
   Cash and cash equivalents                                                $     54,862                   $    64,444
   Accounts receivable, net of allowance for doubtful accounts
       ($16,685 June 30, 1994; $17,426 June 30, 1993)                            232,198                       220,122
   Other receivables                                                              10,778                        10,801
   Prepaid expenses                                                               13,720                        14,243
   Prepaid income taxes                                                            4,319                         3,412
   Deferred income taxes                                                           5,610                         5,062
                                                                             -----------                    ----------
            Total current assets                                                 321,487                       318,084
                                                                             -----------                    ----------
Property and equipment, net (Note 3)                                             252,023                       289,822
                                                                             -----------                    ----------

Goodwill, net (Note 2)                                                            72,613                        58,461
Investments, principally affiliates                                               21,804                        16,694
Notes receivable (Note 14)                                                        31,454                        29,461
Deferred income taxes                                                             14,357                         2,847
Deferred costs, new facilities, net (Notes 4 and 8)                               20,885                        28,634
Other assets                                                                      32,119                        28,225
                                                                             -----------                    ----------
                                                                                 193,232                       164,322
                                                                             -----------                    ----------
                                                                            $    766,742                   $   772,228
                                                                             ===========                    ==========
Liabilities and Stockholders' Equity
- ----------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Current portion of long-term debt (Note 6)                              $      4,013                   $     3,809
    Accounts payable                                                              28,615                        27,515
    Accrued expenses (Note 5)                                                     97,780                        64,602
    Due to third-party payors                                                     24,676                        13,857
                                                                             -----------                    ----------
            Total current liabilities                                            155,084                       109,783

Long-term debt, net of current portion (Note 6)                                  353,752                       382,602
Other liabilities                                                                  7,391                         8,717
                                                                             -----------                    ----------
            Total liabilities                                                    516,227                       501,102
                                                                             -----------                    ----------
Minority interests                                                                14,963                        13,430
                                                                             -----------                    ----------
Commitments and contingencies (Notes 2 and 7)

Stockholders' equity:
    Preferred stock, $.01 par; authorized 10,000,000 shares; none issued
    Common stock, $.01 par; authorized 80,000,000 shares; 38,359,245 issued and outstanding, June 30, 1994 (36,934,546 June 30, 1993)
       (Note 16)                                                                     384                           369
    Capital in excess of par                                                     192,573                       180,187
    Retained earnings (Note 6)                                                    42,595                        77,140
                                                                             -----------                    ----------
                                                                                 235,552                       257,696
                                                                             -----------                    ----------
                                                                            $    766,742                   $   772,228
                                                                             ===========                    ==========

See notes to consolidated financial statements.

Continental  Medical  Systems,  Inc.  and  Subsidiaries

Consolidated  Statements  of  Operations

Years  ended  June 30, 1994,  1993  and  1992

                                                                                    1994               1993                1992
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                          (In thousands, except share data)
Net operating revenues                                                    $    1,004,839        $      901,397      $      681,825
                                                                           -------------         -------------       -------------
Costs and expenses:
    Cost of services                                                             894,488               787,574             607,737
    Interest expense                                                              38,156                22,747               6,216
    Depreciation and amortization                                                 38,266                29,735              17,766
    Merger expenses (Note 9)                                                                             2,598               4,319
    Special charge (Note 8)                                                       74,834                14,556
                                                                           -------------         -------------       -------------
                                                                               1,045,744               857,210             636,038
                                                                           -------------         -------------       -------------
Income (loss) from operations                                                    (40,905)               44,187              45,787

Other income, principally interest                                                 3,442                 2,762               2,936
                                                                           -------------         -------------       -------------
Income (loss) before minority interests, income taxes
   and cumulative effect of accounting change                                    (37,463)               46,949              48,723
Minority interests                                                                (4,730)               (6,663)             (6,771)
                                                                           -------------         -------------       -------------
Income (loss) before income taxes and cumulative effect
   of accounting change                                                          (42,193)               40,286              41,952
Income taxes (Note 10)                                                            (7,648)               17,563              14,861
                                                                           -------------         -------------       -------------
Income (loss) before cumulative effect of accounting change                      (34,545)               22,723              27,091
Cumulative effect of accounting change (Note 11)                                                        (3,204)
                                                                           -------------         -------------       -------------
Net income (loss)                                                         $      (34,545)       $       19,519      $       27,091
                                                                           =============         =============       =============
Income (loss) per common share and common
    equivalent share (Note 17):
      Primary:
        Income (loss) before cumulative effect of accounting change               $ (.92)                $ .59               $ .73
        Cumulative effect of accounting change                                                            (.08)
                                                                           -------------         -------------       -------------
        Net income (loss)                                                         $ (.92)                $ .51               $ .73
                                                                           =============         =============       =============
      Fully diluted:
        Income (loss) before cumulative effect of accounting change               $ (.92)                $ .59               $ .72
        Cumulative effect of accounting change                                                            (.08)
                                                                           -------------         -------------       -------------
        Net income (loss)                                                         $ (.92)                $ .51               $ .72
                                                                           =============         =============       =============
Weighted average number of shares outstanding:
      Primary:                                                                37,662,519            38,050,513          37,169,328
      Fully diluted:                                                          37,662,519            38,289,537          37,402,973

See notes to consolidated financial statements.

Continental  Medical  Systems,  Inc.  and  Subsidiaries

Consolidated Statements of Stockholders' Equity

Years  ended  June  30,  1994,  1993  and  1992

- ---------------------------------------------------------------------------------------------------------------------------
                                                      Common Stock
                                               -----------------------         Capital
                                                   Shares                     in excess         Retained
                                                   issued       Amount          of par          earnings           Total
                                               ----------------------------------------------------------------------------
                                                                 (In thousands, except shares issued)
Balance, June 30, 1991                         34,733,028    $     348    $      154,819    $      32,524    $     187,691

Stock issued pursuant to:
    Employee benefit plans                        632,684            6             7,223                             7,229
    Acquisition agreements                        194,500            2             3,785                             3,787
Distributions of pooled companies                                                                  (1,811)          (1,811)
Net income for the year                                                                            27,091           27,091
                                               ----------      -------      ------------     ------------     ------------
Balance, June 30, 1992                         35,560,212          356           165,827           57,804          223,987

Stock issued pursuant to:
    Employee benefit plans                      1,196,859           11            11,260                            11,271
    Acquisition agreements                        177,475            2             3,100                             3,102
Distributions of pooled companies                                                                    (183)            (183)
Net income for the year                                                                            19,519           19,519
                                               ----------      -------      ------------     ------------     ------------
Balance, June 30, 1993                         36,934,546          369           180,187           77,140          257,696

Stock issued pursuant to:
    Employee benefit plans                        285,192            3             1,842                             1,845
    Acquisition agreements                      1,139,507           12            10,544                            10,556
Net loss for the year                                                                             (34,545)         (34,545)
                                               ----------      -------      ------------     ------------     ------------
Balance, June 30, 1994                         38,359,245    $     384    $      192,573    $      42,595    $     235,552
                                               ==========      =======      ============     ============     ============

See notes to consolidated financial statements.

Continental  Medical  Systems,  Inc.  and  Subsidiaries

Consolidated  Statements  of  Cash  Flows

Years  ended  June  30,  1994,  1993  and  1992

                                                                                      1994         1993         1992
- ----------------------------------------------------------------------------------------------------------------------
                                                                                              (In thousands)
Cash flows from operating activities:
    Net income (loss)                                                            $   (34,545)  $   19,519   $   27,091
                                                                                  ----------    ---------    ---------
    Adjustments:
       Depreciation and amortization                                                  38,266       29,735       17,766
       Other                                                                           1,028        5,867        4,639
       Special charge                                                                 74,834       14,556
       Cumulative effect of accounting change, net of taxes                                         3,204
       Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
              Accounts receivable                                                    (27,174)     (69,961)     (53,751)
              Other assets                                                            (9,497)      (2,997)      (9,260)
              Accounts payable and accrued expenses                                   13,853       19,855       23,294
              Other liabilities                                                        5,542       (1,670)         321
              Income taxes                                                           (11,599)     (11,319)       2,881
                                                                                  ----------    ---------    ---------
    Total adjustments                                                                 85,253      (12,730)     (14,110)
                                                                                  ----------    ---------    ---------
    Net cash provided by operating activities                                         50,708        6,789       12,981
                                                                                  ----------    ---------    ---------

Cash flows from investing activities:
     Payments pursuant to acquisition agreements, net of cash acquired               (16,363)     (57,303)     (10,664)
     Cash proceeds from sale of property and equipment                                23,060
     Deferred costs, new facilities                                                   (3,527)     (13,526)     (17,699)
     Acquisition of property and equipment                                           (26,416)    (131,185)     (72,176)
     Notes receivable                                                                 (1,993)      (6,938)       2,444
     Other investing activities                                                       (5,129)      (8,324)       1,688
                                                                                  ----------    ---------    ---------
     Net cash used in investing activities                                           (30,368)    (217,276)     (96,407)
                                                                                  ----------    ---------    ---------
Cash flows from financing activities:
     Long-term debt borrowings                                                        88,054      528,290       80,454
     Long-term debt repayments                                                      (118,061)    (280,772)      (7,263)
     Deferred financing costs                                                           (893)     (12,306)      (1,142)
     Issuance of common stock                                                          1,733        6,375        4,131
     Capital contributions by minority interests                                       2,388          555        1,136
     Dividends of pooled companies                                                                   (183)      (1,811)
     Distributions to minority interests                                              (3,143)      (2,454)      (1,905)
                                                                                  ----------    ---------    ---------
     Net cash provided by (used in) financing activities                             (29,922)     239,505       73,600
                                                                                  ----------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                                  (9,582)      29,018       (9,826)
Cash and cash equivalents, beginning of year                                          64,444       35,426       45,252
                                                                                  ----------    ---------    ---------
Cash and cash equivalents, end of year                                           $    54,862   $   64,444   $   35,426
                                                                                  ==========    =========    =========

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

   Property and equipment and depreciation:

     Property and equipment are stated at the lower of cost or net realizable value. Depreciation is being provided on the straight-line method primarily over the estimated useful lives of the assets as follows:

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

     Start-up expenses ("pre-opening costs") incurred prior to the opening of new facilities are capitalized and amortized on a straight-line basis over periods of 24 to 60 months upon the commencement of operations. Pre-opening costs consist of all costs relating to a specific new operating facility which are incurred in the period prior to admitting patients.

 Asset impairment:

     The carrying value of long-lived assets including identifiable intangibles and goodwill related to those assets are reviewed if the facts and circumstances suggest that an item may be impaired. If this review indicates that a long-lived asset will not be recoverable, as determined based on the future undiscounted cash flows of the asset, the Company's carrying value of the long-lived asset is reduced to fair value.

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

 Income taxes:

     The Company files a consolidated federal income tax return with all 80% or more owned subsidiaries. Separate federal returns are filed for subsidiaries owned less than 80%. Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. See Note 10.

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


3.  Property and Equipment:

     Property and equipment comprise the following (in thousands):

                                              June 30,
                                           --------------
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
                                   ========               ========


4.  Deferred Costs, New Facilities:

     Deferred costs, new facilities comprise the following (in thousands):

                                              June 30,
                                           --------------
                                     1994                   1993
                                   --------               --------
  Deferred development costs        $ 4,705                $ 7,028
  Pre-opening costs                  50,706                 46,784
                                    -------                -------
                                     55,411                 53,812

Less: accumulated amortization       34,526                 25,178
                                    -------                -------
                                    $20,885                $28,634
                                    =======                =======

5.  Accrued Expenses:

     Accrued expenses comprise the following (in thousands):

                                                   June 30,
                                                --------------
                                          1994                   1993
                                        --------               --------

     Salaries, wages and benefits        $44,269                $37,215
     Interest                             12,136                 13,133
     Accrual for special charge           18,794
     Other                                22,581                 14,254
                                         -------                -------
                                         $97,780                $64,602
                                         =======                =======



6.  Long-term Debt:

     Long-term debt comprises the following (in thousands, except interest rates):

                                                                 June 30, 1994
                                              -----------------------------------------------------
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
                                                              ======         ========


                                                                 June 30, 1993
                                              -----------------------------------------------------
                                                             Current        Long-term
                                                  Rate       Portion         Portion       Maturity
                                                  ----       -------        ----------     --------
Revolving line of credit (a)                        (a)                      $ 27,000     1996-1999
10 7/8% Senior Subordinated Notes (b)           10 7/8%                       200,000          2002
10 3/8% Senior Subordinated Notes (b)           10 3/8%                       150,000          2003
Convertible subordinated debenture (c)           7 3/4%                         2,000          2012
                                         Prime + 1 1/2%
Notes, other (d)                               to 16.3%       $3,809            7,175     1994-1999
Unamortized discount                                                           (2,573)
                                                              ------        ---------
Less:  note receivable on convertible                          3,809          383,602
       debenture
                                                                                1,000
                                                              ------         --------
                                                              $3,809         $382,602
                                                              ======         ========




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


     (b) On August 17, 1992, the Company issued its 10 7/8% Senior Subordinated Notes due 2002 ("10 7/8% Notes") in the amount of $200,000,000 in a public offering in which the Company received net proceeds of $192,500,000. The
10 7/8% Notes were priced at 99.25%, to yield 11% annually to maturity. On March 16, 1993 the Company issued its 10 3/8% Senior Subordinated Notes due 2003 ("10 3/8% Notes") in the amount of $150,000,000 in a private placement in which the Company received net proceeds of $144,586,000. The 10 3/8% Notes were priced at 99.22% to yield 10 1/2% annually to maturity. The 10 3/8% Notes were subsequently registered in a registered exchange offer. Of the difference between the face amount of each issue of the Notes and the net proceeds of the offerings, $2,664,000 represented original issue discount. The remaining $10,250,000 represented various issuance costs and is recorded within other assets and is amortized over the life of the notes. The 10 7/8% Notes are subject to redemption at any time on or after August 15, 1997 at the option of the Company at specified redemption prices plus accrued interest. The 10 3/8% Notes are subject to redemption at any time on or after April 1, 1998, at the option of the Company at specified redemption prices plus accrued interest. The indentures for the Notes contain certain covenants which include a limitation on the Company's ability to incur additional indebtedness, provide guarantees and pay cash dividends.

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

     In order to reduce the impact of changes in interest rates on its long-term debt, the Company, during fiscal 1994 and 1993, entered into four, seven year, interest rate swap agreements with notional amounts of $25,000,000 each which mature in 1999 and 2000 where the Company receives yields of between 5.16% and 6.65% and pays a six month LIBOR yield. These interest rate swap agreements are subject to one year counter swap agreements where the Company receives a six month LIBOR yield and pays a yield of between 3.62% and 4.08%. The Company has limited its exposure under each interest rate swap agreement for interest rate increases through the purchase of interest rate caps which impose limits of between 5.25% and 8.00% which expire in 1996 and 1997. The differential to be paid or received is accrued as interest rate changes and is recognized over the life of the agreements. The counterparty to the interest rate swap agreements and interest rate cap agreements is a large international financial institution. While the

Company may be exposed to losses in the event of nonperformance, it does not anticipate nonperformance under the agreements.


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

     At June 30, 1994, $18,794,000 represents the balance of the special charge, (excluding the write down of assets which are reflected as a reduction of the related asset account), which is included within accrued liabilities. The components of the special charge are as follows (in thousands):

                                   Original   Fiscal 1994       Balance
                                   Provision   Activity       June 30, 1994
                                   ---------  -----------     -------------
Impairment of assets
Consolidation and restructuring      $50,244     $(41,406)          $ 8,838
Employee and other costs              22,842      (13,807)            9,035
                                       1,748      (   827)              921
                                     -------     --------           -------
                                     $74,834     $(56,040)          $18,794
                                     =======     ========           =======

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

     Approximately $12,042,000 of the charge is related to the consolidation of certain contract therapy companies into CMS Therapies and the exit from certain markets and businesses. This consolidation process involved the closure of offices, relocation and severance of personnel and elimination of duplicative processes.

     Approximately $10,800,000 of the charge is related to the writedown of uncollectible receivables pertaining to the termination of certain business relationships at the Company's CMS Therapies, Inc. subsidiary. During the second quarter of fiscal 1994, the Company exited business arrangements in which it provided therapists to unrelated Medicare certified agencies which in turn supplied those therapists to non-Medicare certified skilled nursing facilities. For a variety of business reasons, including, among others, the Healthcare Financing Administration's announced intentions to increase their review of the reasonableness of the charges billed by the agencies to the Medicare program, the Company exited those relationships and, in many instances, began to provide the same services directly to Medicare patients upon termination of the contracts with the agencies. Following termination of the contracts, the Company continued to assess the collectibility of the agency receivables and, due to deteriorating business relations and declining financial condition of the agencies, it was determined a write-down of these receivables was required as of June 30, 1994.

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


     Deferred tax liabilities (assets) were comprised of the following at June 30, 1994 (in thousands):


Depreciation and amortization                              $ 10,441
Other                                                         3,973
                                                          ---------
Total deferred tax liabilities                               14,414
                                                          ---------
Special charges                                             (20,511)
Bad debt reserves                                            (2,888)
Other non-deductible accruals                                (7,673)
Tax carryforward items                                       (1,889)
Other                                                        (3,220)
                                                          ---------
Total deferred tax assets                                   (36,181)
                                                          ---------
Valuation allowance                                           1,800
                                                          ---------
Excess of deferred tax assets over liabilities             $(19,967)
                                                          =========
Deferred Tax Balance Sheet Classification:
 Current                                                   $ (5,610)
 Noncurrent                                                 (14,357)
                                                          ---------
 Total                                                     $(19,967)
                                                          =========

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

     Income taxes comprise the following (in thousands):


                               Liability
                               Method                  Deferred Method
                               -------                 ---------------
                                1994              1993             1992
                                ----              ----             ----
Current:
 Federal                      $ 4,513           $19,180          $14,698
 State and local                1,306             3,641            3,293
Deferred:
 Federal                      (11,360)           (3,681)          (1,769)
 State and local               (1,103)             (214)              78
Less:
 Minority interest             (1,004)           (1,363)          (1,439)
                              -------           -------          -------
                              $(7,648)          $17,563          $14,861
                              =======           =======          =======




     A reconciliation of the statutory federal income tax rates with the effective income tax rate is as follows:


                                        Liability
                                        Method                  Deferred Method
                                        -------                 ---------------

                                         1994           1993               1992
                                         ----           ----               ----
Federal income tax at statutory rates    (35.0%)       34.0%              34.0%
State income taxes, net of federal tax
 benefit                                   (.1%)        6.9%               4.4%
Amortization of goodwill                   1.4%         1.5%                .8%
Merger costs                                            1.2%                .2%
Assessments                                6.9%
Adjustment for inclusion of pooled
 companies (Note 2)                                     (.8%)             (2.6%)
Special charge                             4.1%
Capital loss valuation allowance           2.3%
Other                                      2.3%          .8%              (1.4%)
                                         -------       ------             -----
                                         (18.1%)       43.6%              35.4%
                                         =======       ======             =====



     The components of the provision for deferred income taxes for fiscal years 1993 and 1992 are as follows (in thousands):

                                               1993      1992
                                            -------   -------
Conversion from cash basis of accounting    $  (267)  $  (454)
Depreciation                                  1,094       790
Deferred costs                               (3,228)      (53)
Bad debts                                    (1,038)     (119)
Accrued expenses and other                     (456)   (1,855)
                                            -------   -------
                                            $(3,895)  $(1,691)
                                            =======   =======

11. Adoption of New Accounting Principle:

     In fiscal 1993 the Company adopted the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Upon issuance of this statement, the Company reviewed the provisions of the new statement and concluded that the statement compelled the write-down to fair value of a long term care investment being held to maturity as a result of the impairment of the investment using a discounted cash flow analysis. Prior to the issuance of this statement, the asset was carried at historical cost which is expected to be recovered upon maturity. In applying this statement, the Company recognized a $5,000,000 write-down to fair value of the long-term care investment. The cumulative effect of this change in accounting principle, on an after-tax basis, was $3,204,000 or $.08 per share on a fully diluted basis.

12.  Consolidated Statements of Cash Flow:

     Supplementary information for the consolidated statements of cash flows is set forth below (in thousands):

                                               1994         1993        1992
                                               ----         ----        ----
Cash paid during the year for:
 Interest, net of amounts
  capitalized ($1,615, $5,918 and $1,226
  in 1994, 1993 and 1992, respectively)      $39,202       $10,356     $ 5,252
                                             =======       =======     =======

Income taxes                                 $ 4,955       $27,819     $11,200
                                             =======       =======     =======
The sales of long-term care facilities
 resulted in the following:
  Assets disposed of
                                                                       $15,344
  Liabilities assumed by buyer                                         =======
  Notes received from buyers
                                                                        $2,995
                                                                        12,349
                                                                        ------
                                                                       $15,344
                                                                       =======



     In fiscal 1992, the Company purchased 100% of the capital stock of AcMed for $5,100,000 in cash and the Company's common stock. In fiscal 1994, the Company purchased 100% of the capital stock of MMA for $8,668,000 in cash and the Company's common stock.

                                             (in thousands):
                                           MMA           AcMed
                                          -----          -----
Fair value of assets acquired             $9,525         $7,424
Less:
 Cash payments                            (1,662)        (3,200)
 Fair value of stock issued               (7,006)        (1,900)
                                          --------       --------
Liabilities assumed
                                          $  857         $2,324
                                          =======        =======

     In fiscal 1993, the Company purchased the 20% minority interest of Communi-Care for $3,941,000 in cash and $890,000 in stock, plus future payments based on earnings.

13. Fair Value of Financial Instruments:

     The estimated fair values of the Company's financial instruments at June 30, 1994 are as follows (in thousands):


                                                    Carrying        Fair
                                                     Amount        Value
                                                    --------       -----

Cash and cash equivalents                            $54,862      $54,862
Notes Receivable                                     $31,165      $30,643
Investments                                          $11,367
Long-term debt                                      $354,272     $339,927
Interest rate swap agreements / interest rate
  collar agreements                                     $644      $(6,300)





     Cash and cash equivalents' carrying amount approximates fair value because of the short maturity of these instruments. The fair value of notes receivable was estimated by discounting the future cash flows using current rates available to similar borrowers under similar circumstances. It is not practicable to estimate the fair value of the Company's investments, which comprise certain short-term and equity investments because of the lack of a quoted market price, and the inability to estimate fair value without incurring excessive costs. The $11,367,000 carrying amount at June 30, 1994 represents the original cost of the investments, which management believes it not impaired. The fair value of the Company's long-term debt, excluding capital leases, was estimated based on the quoted market prices for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. The fair values of interest rate swaps and interest rate collars are the estimated amounts that the Company would receive or pay to terminate the swap agreements, taking into account current interest rates.


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

15. Related Party Transactions:

     The Company has been party to various contracts with Commercial Construction Company, Inc. ("CCI") for the construction of new rehabilitation hospitals to be owned and operated by the Company. CCI is wholly owned by the son of the Company's Chairman and Chief Executive Officer and brother of the President of the Company. In addition, the Company purchases other development and maintenance services, equipment, furniture and supplies for its rehabilitation hospitals through CCI and its affiliates. In fiscal 1994, 1993 and 1992, the Company made payments aggregating approximately $16,950,000, $75,220,000 and $14,994,000, respectively, to CCI and its affiliates. Of these payments, $7,189,000, $66,204,000, and $12,470,000 were recorded in Property and Equipment for fiscal 1994, 1993 and 1992, respectively, and $9,761,000, $9,016,000 and $2,524,000 were charged to Cost of Services for fiscal 1994, 1993, and 1992 respectively. As of June 30, 1994, commitments under outstanding contracts with CCI and its affiliates were $7,273,000 plus reimbursement of certain personnel costs.


16. Stock Options:

     Under various Company stock option plans, shares of common stock have been reserved for issuance to officers, key employees and directors. The following summary covers options under these plans as adjusted for the three-for-two stock split paid November 15, 1991:

                                                     Fiscal Year
                                        ----------------------------------------
                                           1994         1993             1992
                                        ----------   ----------      -----------
Shares under options at beginning of
 period                                  5,441,563    6,469,567      2,843,190
Options granted during the period        1,135,003    3,633,932      4,252,031
Options canceled or terminated            (364,571)  (3,465,812)       (25,099)
Options exercised:
 1994 ($5.25 to $7.33)                    (206,125)
 1993 ($.18 to $13.00)                               (1,196,124)
 1992 ($5.25 to $13.00)                                               (600,555)
                                         ---------    ---------      ---------
Shares under option, end of period       6,005,870    5,441,563      6,469,567
Shares available for future grants       2,733,698    2,004,877        180,866
Shares reserved                          ---------    ---------      ---------
                                         8,739,568    7,446,440      6,650,433
                                         =========    =========      =========
Options exercisable                      2,054,179    1,502,507      1,745,552
                                         =========    =========      =========




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

20. Quarterly Results of Operations (unaudited):

     The following is a summary of the unaudited quarterly results of operations for (in thousands, except per share data):

                                                   Fiscal Year 1994
                                   ---------------------------------------------
                                      First    Second     Third    Fourth
                                    Quarter   Quarter   Quarter   Quarter
                                   --------  --------  --------  --------
Net operating revenues             $249,762  $249,041  $252,986  $253,050
Income (loss) before income taxes    12,727     6,366     7,010   (68,296) (a)
Net income (loss)                     7,573     3,788     4,170   (50,076) (a)
Income (loss) per share            $    .20  $    .10  $    .11  $  (1.31)

                                                   Fiscal Year  1993
                                   ---------------------------------------------
                                       First   Second     Third    Fourth
                                     Quarter  Quarter   Quarter   Quarter
                                     -------  -------   -------   -------
Net operating revenues              $209,889  $218,536  $232,305  $240,667
Income before income taxes and
 cumulative effect of accounting
 change                               14,676    16,122    13,002(b) (3,514)(c)
Income before cumulative effect
 of accounting change                  9,095      9,996    7,764(b) (4,132)(c)
Net income                             9,095      9,996    7,764(b) (7,336)(c)
Income per share:
  Income before cumulative
   effect of accounting change          $.24       $.26     $.20     $(.11)
 Cumulative effect of
   accounting change                    ----       ----     ----      (.08)
                                                                     -----
 Net income                             $.24       $.26     $.20     $(.19)
                                        ====       ====     ====     ======



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




Price Waterhouse

Philadelphia, PA
August 10, 1993

                                   SIGNATURES
                                   ----------


   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CONTINENTAL MEDICAL SYSTEMS, INC.


June 1, 1995                           By:/s/ Dennis L. Lehman
                                          ------------------------------------
                                          Dennis L. Lehman, Senior Vice
                                          President-Finance and Chief Financial
                                          Officer (Principal financial and
                                          accounting officer)