Form 10-Q/A
period 1994-09-30
CONTINENTAL MEDICAL SYSTEMS INC /DE/
filed 1995-06-02
CIK 802284

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                        -------------------------------

                                  FORM 10-Q/A
                                 Amendment No. 1

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

Index

Form 10-Q/A Amendment No. 1 - For the Quarter ended September 30, 1994

- --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION


                                                                       Page No.
                                                                       --------

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
          September 30, 1994 and June 30, 1994..........................      1

         Consolidated Statements of Income
          Three months ended September 30, 1994 and 1993................      2

         Consolidated Statement of Stockholders' Equity
          Three months ended September 30, 1994.........................      3

         Consolidated Statements of Cash Flows
          Three months ended September 30, 1994 and 1993................    4-5

         Notes to Consolidated Financial Statements.....................      6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................   7-14


Signature...............................................................     15

Continental  Medical  Systems,  Inc.  and  Subsidiaries

Consolidated  Balance  Sheets

September  30,  1994  and  June  30,  1994

                                                                       September 30,        June 30,
Assets                                                                    1994                1994
- ------------------------------------------------------------------------------------------------------
                                                                     (In thousands, except share data)
Current assets:
   Cash and cash equivalents                                             $ 10,258           $ 54,862
   Accounts receivable, net of allowance for doubtful accounts
       ($18,356, September 30, 1994; $16,685, June 30, 1994)              226,826            232,198
   Other receivables                                                       12,142             10,778
   Prepaid expenses                                                        14,685             13,720
   Prepaid income taxes                                                                        4,319
   Deferred income taxes                                                    5,410              5,610
                                                                          -------            -------
            Total current assets                                          269,321            321,487
                                                                          -------            -------
Property and equipment, net                                               257,586            252,023
                                                                          -------            -------

Other:
   Goodwill, net                                                           84,544             72,613
   Investments, principally affiliates                                     23,037             21,804
   Notes receivable                                                        29,720             31,454
   Deferred income taxes                                                   11,772             14,357
   Deferred costs, new facilities, net                                     20,553             20,885
   Other assets                                                            33,438             32,119
                                                                          -------            -------
                                                                          203,064            193,232
                                                                          -------            -------
                                                                         $729,971           $766,742
                                                                          =======            =======
Liabilities and Stockholders' Equity
- ------------------------------------------------------------------------------------------------------
Current liabilities:
    Current portion of long-term debt                                    $  3,498           $  4,013
    Accounts payable                                                       21,660             28,615
    Accrued expenses                                                       96,284             97,780
    Due to third-party payors                                              17,247             24,676
    Income taxes payable                                                    4,047
                                                                          -------            -------
            Total current liabilities                                     142,736            155,084

Long-term debt, net of current portion                                    321,508            353,752
Other liabilities                                                           9,348              7,391
                                                                          -------            -------
            Total liabilities                                             473,592            516,227
                                                                          -------            -------
Minority interests                                                         14,899             14,963
                                                                          -------            -------

Commitments and contingencies (Note 3)

Stockholders' equity:
    Preferred stock, $.01 par; authorized 10,000,000 shares; none issued
    Common stock, $.01 par; authorized 80,000,000 shares; 38,382,984 shares issued and outstanding, September 30, 1994 (38,359,245
       June 30, 1994)                                                         384                384
    Capital in excess of par                                              192,740            192,573
    Retained earnings                                                      48,356             42,595
                                                                          -------            -------
                                                                          241,480            235,552
                                                                          -------            -------
                                                                         $729,971           $766,742
                                                                          =======            =======

See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Statements of Income

                                                                Three Months Ended
                                                                   September 30,
                                                          1994                       1993
- --------------------------------------------------------------------------------------------
                                                      (In thousands, except per share data)
Net operating revenues                                $   243,393                $   249,762
                                                       ----------                 ----------

Costs and expenses:
  Cost of services                                        214,593                    218,102
  Interest expense                                          8,766                      9,252
  Depreciation and amortization                             9,042                      9,042
                                                       ----------                 ----------
                                                          232,401                    236,396
                                                       ----------                 ----------
Income from operations                                     10,992                     13,366

Other income, principally interest                            743                        872
                                                       ----------                 ----------
Income before minority interests and income taxes          11,735                     14,238

Minority interests                                         (1,539)                    (1,511)
                                                       ----------                 ----------

Income before income taxes                                 10,196                     12,727
Income taxes                                                4,435                      5,154
                                                       ----------                 ----------
Net income                                            $     5,761                $     7,573
                                                       ==========                 ==========

Net income per common share and common
  equivalent share (Note 4)                           $      0.15                $      0.20
                                                       ----------                 ----------

Weighted average number of shares outstanding          39,494,283                 38,186,995
                                                       ==========                 ==========


See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity

Three Months Ended September 30, 1994

- -------------------------------------------------------------------------------------------------------------

                                             Common Stock
                                      -------------------------        Capital
                                         Shares                       in excess        Retained
                                         issued         Amount          of par         earnings        Total
                                      -----------------------------------------------------------------------
                                                       (In thousands, except shares issued)
Balance, July 1, 1994                  38,359,245      $   384      $   192,573      $  42,595     $  235,552

Stock issued pursuant to:
    Employee benefit plans                 23,739                           167                           167

Net income for the three months                                                          5,761          5,761
                                       ----------       ------       ----------       --------      ---------
Balance, September 30, 1994            38,382,984      $   384      $   192,740      $  48,356     $  241,480
                                       ==========       ======       ==========       ========      =========

See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                                                              Three Months Ended
                                                                                                 September 30,
                                                                                         1994                      1993
- --------------------------------------------------------------------------------------------------------------------------
                                                                                                (In thousands)
Cash flows from operating activities:
    Net income                                                                       $  5,761                     $  7,573
                                                                                      -------                      -------
    Adjustments:
       Depreciation and amortization                                                    9,042                        9,042
       Other                                                                            1,366                         (585)
       Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
              Accounts receivable                                                       6,319                      (18,037)
              Other assets                                                             (4,392)                      (3,058)
              Accounts payable and accrued expenses                                   (15,804)                      (4,580)
              Other liabilities                                                        (6,752)                      (5,259)
              Income taxes                                                             11,172                        4,429
                                                                                      -------                      -------
    Total adjustments                                                                     951                      (18,048)
                                                                                      -------                      -------

    Net cash provided by (used in) operating activities                                 6,712                      (10,475)
                                                                                      -------                      -------

Cash flows from investing activities:
     Payments pursuant to acquisition agreements, net of cash acquired                (13,728)                     (13,066)
     Cash proceeds from sale of property and equipment                                                              12,817
     Deferred costs, new facilities                                                    (1,866)                      (1,803)
     Acquisition of property and equipment                                             (3,279)                      (9,264)
     Notes receivable                                                                   1,734                          473
     Other investing activities                                                        (1,238)                         312
                                                                                      -------                      -------

     Net cash used in investing activities                                            (18,377)                     (10,531)
                                                                                      -------                      -------

Cash flows from financing activities:
     Long-term debt borrowing                                                           7,131                       31,133
     Long-term debt repayment                                                         (38,449)                      (1,318)
     Deferred financing costs                                                          (1,350)                        (264)
     Issuance of common stock                                                             167                          383
     Capital contributions by minority interests                                          320                          708
     Distributions to minority interests                                                 (758)                        (737)
                                                                                      -------                      -------

     Net cash provided by (used in) financing activities                              (32,939)                      29,905
                                                                                      -------                      -------

Net increase (decrease) in cash and cash equivalents                                  (44,604)                       8,899
Cash and cash equivalents, beginning of period                                         54,862                       64,444
                                                                                      -------                      -------
Cash and cash equivalents, end of period                                             $ 10,258                     $ 73,343
                                                                                      =======                      =======

Continental Medical Systems, Inc. and Subsidiaries

                                                                                        Three Months Ended
                                                                                           September 30,
                                                                                   1994                       1993
- --------------------------------------------------------------------------------------------------------------------
                                                                                           (In thousands)
Supplemental disclosures of cash flow information:
    Net cash paid (received) during the period for:
       Interest, net of amounts capitalized ($867 in fiscal 1994)                $11,366                     $10,575
                                                                                  ======                      ======
       Income taxes (net of refunds)                                             $(6,688)                    $ 1,049
                                                                                  ======                      ======

Supplemental schedule of noncash investing and financing activities:

    The company issued stock pursuant to various acquisition agreements          $     0                     $ 1,283
                                                                                  ======                      ======


See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


- --------------------------------------------------------------------------------


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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q/A Amendment 1 - For the Quarter ended September 30, 1994

- --------------------------------------------------------------------------------

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

The following table sets forth, for the periods indicated, net operating revenues for each of the Company's operating groups (in thousands):

                                 Three Months Ended                Increase
                                    September 30,                 (Decrease)
                               -----------------------           ------------

                                 1994           1993               1993-1994
                                 ----           ----               ---------
Net operating revenues:
- ----------------------
Rehabilitation group           $132,357       $137,019                (3.4%)
Contract therapy services        85,917         83,517                 2.9%
Physician services               24,691         29,080               (15.1%)
Other                               428            146                 N/M
                               --------       --------               -------
                               $243,393       $249,762                (2.6%)
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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q/A Amendment 1 - For the Quarter ended September 30, 1994

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net Operating Revenues and Income from Operations

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

Income from operations, $10,992,000, declined 18% for the three months ended September 30, 1994 from $13,366,000 in the comparative quarter of the prior year. The decrease in income from operations for the first quarter of fiscal 1995 resulted primarily from lower revenues associated with lower therapist productivity and higher than expected turnover, as well as lower contract respiratory services pricing in the Contract Therapy Services Group offset, in part, by lower interest expense.

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

Rehabilitation Group:

The following table sets forth, for the periods indicated, net operating revenues for the rehabilitation group (in thousands):

                                          Three Months Ended           Increase
                                             September 30,             (Decrease)
                                        -----------------------      --------------

                                         1994           1993            1993-1994
                                         ----           ----            ---------
Net operating revenues:
 Rehabilitation group
  Hospitals (fiscal year of opening)
   Pre-1994 (32 hospitals)              $117,677       $117,745            (0.1%)
   Fiscal 1994 (4 hospitals)              10,718          3,244           230.4%
   Divested facilities (2 hospitals)                      6,786             N/M
                                        --------       --------          --------
                                         128,395        127,775             0.5%
  Other rehab related                      3,962          9,244           (57.1%)
                                        --------       --------          --------
  Total rehabilitation group            $132,357       $137,019            (3.4%)
                                        ========       ========          ========

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q/A Amendment 1 - For the Quarter ended September 30, 1994

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net Operating Revenues and Income from Operations (continued)

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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q/A Amendment 1 - For the Quarter ended September 30, 1994

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net Operating Revenues and Income from Operations (continued)

Rehabilitation Group (continued):

Below are selected statistics for the Pre-1994 Hospitals:

                                 Three Months Ended
                                     September 30,
                                ----------------------            %
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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q/A Amendment 1 - For the Quarter ended September 30, 1994

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net Operating Revenues and Income from Operations (continued)

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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q/A Amendment 1 - For the Quarter ended September 30, 1994

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Physician Services (continued):

The following table sets forth, for the periods indicated, filled days by discipline:

                      Three Months Ended         Three Months Ended
                         September 30,               September 30,
                              1994                       1993
                      ------------------         ------------------             %
                       # of                       # of                      Increase
                       days          %            days          %          (Decrease)
                      ------       -----         ------       -----        ----------
Physicians:
  Primary care         9,995        28.0         11,262        28.3           (11.3)
  Specialty care      13,566        38.0         15,219        38.3           (10.9)
Allied professionals  12,137        34.0         13,251        33.4            (8.4)
                      ------       -----         ------       -----           -----
                      35,698       100.0         39,732       100.0           (10.2)
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

Cost of Services

Cost of services for the first quarter of fiscal 1995 totalled $214,593,000 compared to $218,102,000 for the comparative quarter of the prior year, a decrease of $3,509,000. This decrease was primarily due to operations divested during the fourth quarter of fiscal 1994 and lower lease and other operating expenses associated with the Company's fiscal 1994 fourth quarter restructuring. The Company's largest component of cost of services is salaries, wages and benefits.

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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q/A Amendment 1 - For the Quarter ended September 30, 1994

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

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

Form 10-Q/A Amendment 1 - For the Quarter ended September 30, 1994

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

In fiscal 1994 the Company recorded a special charge of $74,834,000, which included a charge for restructuring certain elements of its business. At September 30, 1994 an accrual of $16,746,000 remains to complete the plan associated with certain components of the special charge. The Company believes that the remaining accrual related to the special charge will be materially liquidated by June 30, 1995. The components of the special charge are as follows (in thousands):

                             Original      Fiscal 1994      Balance      Fiscal 1995      Balance
                            Provision        Activity       6/30/94        Activity       6/30/94
                            ---------        --------       -------        --------       -------
Impairment of Assets          $50,244       ($41,406)       $ 8,838        $   833        $ 9,671
Consolidation and
Reorganization                 22,842        (13,807)         9,035         (2,471)         6,564
Employee and Other Costs        1,748           (827)           921           (410)           511
                              -------       ---------       -------        --------       -------

Total                         $74,834       ($56,040)       $18,794        ($2,048)       $16,746
                              =======       =========       =======        ========       =======

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

Signature

Form 10-Q/A - Amendment No. 1 - For the Quarter ended September 30, 1994

- --------------------------------------------------------------------------------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.


                                    CONTINENTAL MEDICAL SYSTEMS, INC.



     Date:   June 1, 1995           By:   /s/  Dennis L. Lehman
                                       --------------------------
                                    Dennis L. Lehman
                                    Senior Vice-President - Finance
                                    and Chief Financial Officer


                                    Signing on the behalf of the registrant and as principal financial officer.