Form 10-Q/A
period 1994-12-31
CONTINENTAL MEDICAL SYSTEMS INC /DE/
filed 1995-06-02
CIK 802284

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 ------------

                                  FORM 10-Q/A
                                Amendment No. 1

                                 ------------

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
 (State of incorporation)       (I.R.S. Employer Identification No.)  . . . . .

                                600 Wilson Lane
                                  P.O. Box 715
                            Mechanicsburg, PA  17055
                        Telephone Number (717) 790-8300

                      ----------------------------------


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

Index

Form 10-Q/A Amendment No. 1 - For the Quarter ended December 31, 1994

- --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION


                                                                     Page No.
                                                                     --------

Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
           December 31, 1994 and June 30, 1994............................. 1

         Consolidated Statements of Operations
           Three months ended December 31, 1994 and 1993................... 2

         Consolidated Statement of Stockholders' Equity
           Three months ended December 31, 1994............................ 3

         Consolidated Statements of Cash Flows
           Three months ended December 31, 1994 and 1993................. 4-5

         Notes to Consolidated Financial Statements...................... 6-7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations...................................... 8-16


Signature................................................................. 17

Continental  Medical  Systems,  Inc.  and  Subsidiaries

Consolidated  Balance  Sheets

December 31, 1994 and June 30, 1994

                                                                                    December 31,          June 30,
Assets                                                                                  1994                1994
- --------------------------------------------------------------------------------------------------------------------
                                                                                   (In thousands, except share data)
Current assets:
   Cash and cash equivalents                                                          $   21,799        $   54,862
   Accounts receivable, net of allowance for doubtful accounts
       ($19,089 December 31, 1994; $16,685, June 30, 1994)                               227,105           232,198
   Other receivables                                                                      13,266            10,778
   Prepaid expenses                                                                       15,034            13,720
   Prepaid income taxes                                                                    4,827             4,319
   Deferred income taxes                                                                  10,360             5,610
                                                                                       ---------         ---------
                                                                                         292,391           321,487
                                                                                       ---------         ---------
Property and equipment, net                                                              255,622           252,023
                                                                                       ---------         ---------
Other:
   Goodwill, net                                                                          89,196            72,613
   Investments, principally affiliates                                                    17,896            21,804
   Notes receivable                                                                       28,526            31,454
   Deferred income taxes                                                                  10,088            14,357
   Deferred costs, new facilities, net                                                    17,259            20,885
   Other assets                                                                           37,829            32,119
                                                                                       ---------         ---------
                                                                                         200,794           193,232
                                                                                       ---------         ---------
                                                                                      $  748,807        $  766,742
                                                                                       =========         =========
Liabilities and Stockholders' Equity
- --------------------------------------------------------------------------------------------------------------------
Current liabilities:
    Current portion of long-term debt                                                 $    3,873        $    4,013
    Accounts payable                                                                      18,408            28,615
    Accrued expenses                                                                      95,008            97,780
    Due to third-party payors                                                             28,290            24,676
                                                                                       ---------         ---------
                                                                                         145,579           155,084

Long-term debt, net of current portion                                                   343,078           353,752
Other liabilities                                                                          9,665             7,391
                                                                                       ---------         ---------
                                                                                         498,322           516,227
                                                                                       ---------         ---------
Minority interests                                                                        13,365            14,963
                                                                                       ---------         ---------
Contingencies (Note 3)

Stockholders' equity:
    Preferred stock, $.01 par; authorized 10,000,000 shares; none issued
    Common stock, $.01 par; authorized 80,000,000 shares; 38,538,552 shares
       issued and outstanding, December 31, 1994 (38,359,245, June 30, 1994)                 385               384
    Capital in excess of par                                                             194,048           192,573
    Retained earnings                                                                     42,687            42,595
                                                                                       ---------         ---------
                                                                                         237,120           235,552
                                                                                       ---------         ---------
                                                                                      $  748,807        $  766,742
                                                                                       =========         =========

See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries


Consolidated Statements of Operations

                                                           Three Months Ended               Six Months Ended
                                                               December 31,                    December 31,

                                                           1994           1993              1994         1993
                                                                  (In thousands, except per share data)
- ---------------------------------------------------------------------------------------------------------------

Net operating revenues                               $   245,639      $  249,041       $   489,032   $  498,803
                                                      ----------       ---------        ----------    ---------
Costs and expenses:
  Cost of services                                       220,525         223,217           435,118      441,319
  Interest expense                                         8,928           9,751            17,694       19,003
  Depreciation and amortization                            9,392           9,734            18,434       18,776
  Special charge (Note 4)                                 13,398                            13,398
                                                      ----------       ---------        ----------    ---------
                                                         252,243         242,702           484,644      479,098
                                                      ----------       ---------        ----------    ---------

Income (loss) from operations                             (6,604)          6,339             4,388       19,705
Other income, principally interest                           703             890             1,446        1,762
                                                      ----------       ---------        ----------    ---------

Income (loss) before minority interests and
  income taxes                                            (5,901)          7,229             5,834       21,467
Minority interests                                        (1,532)           (863)           (3,071)      (2,374)
                                                      ----------       ---------        ----------    ---------

Income (loss) before income taxes                         (7,433)          6,366             2,763       19,093
Income taxes                                              (1,764)          2,578             2,671        7,732
                                                      ----------       ---------        ----------    ---------
Net income (loss)                                    $    (5,669)     $    3,788       $        92   $   11,361
                                                      ==========       =========        ==========    =========
Net income (loss) per common share and common
  equivalent share (Note 5):
    Primary                                          $      (.15)     $      .10       $       .00   $      .30
                                                      ==========       =========        ==========    =========
    Fully diluted                                    $      (.15)     $      .10       $       .00   $      .29
                                                      ==========       =========        ==========    =========

Weighted average number of shares outstanding:
    Primary                                           38,535,381      38,364,233        39,036,334   38,146,140
    Fully diluted                                     38,535,381      38,598,379        39,546,285   38,410,534


See notes to consolidated financial statements.

Continental  Medical  Systems,  Inc.  and  Subsidiaries

Consolidated Statement of Stockholders' Equity

Six Months Ended December 31, 1994

- -------------------------------------------------------------------------------------------------------------

                                             Common Stock
                                      -------------------------        Capital
                                         Shares                       in excess        Retained
                                         issued         Amount          of par         earnings        Total
                                      -----------------------------------------------------------------------
                                                       (In thousands, except shares issued)
Balance, July 1, 1994                  38,359,245      $   384      $   192,573      $  42,595     $  235,552

Stock issued pursuant to:
    Employee benefit plans                 47,798                           323                           323
    Acquisition agreements                131,509            1            1,152                         1,153

Net income for the six months                                                               92             92
                                       ----------       ------       ----------       --------      ---------
Balance, December 31, 1994             38,538,552      $   385      $   194,048      $  42,687     $  237,120
                                       ==========       ======       ==========       ========      =========

See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

                                                                                         Six Months Ended
                                                                                            December 31,

                                                                                     1994               1993
- ---------------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)
Cash flows from operating activities:
    Net income                                                                    $      92          $  11,361
                                                                                   --------           --------
    Adjustments:
       Depreciation and amortization                                                 18,434             18,776
       Other                                                                          2,133             (1,049)
       Special charge                                                                13,398
       Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
          Accounts receivable                                                         6,040            (22,230)
          Other assets                                                               (6,317)            (4,965)
          Accounts payable and accrued expenses                                     (16,742)              (540)
          Other liabilities                                                          (8,789)            (3,524)
          Income taxes                                                                 (968)             4,451
                                                                                   --------           --------
    Total adjustments                                                                 7,189             (9,081)
                                                                                   --------           --------

    Net cash provided by operating activities                                         7,281              2,280
                                                                                   --------           --------
Cash flows from investing activities:
    Payments pursuant to acquisition agreements, net of cash acquired               (16,607)           (14,010)
    Cash proceeds from sale of property and equipment                                                   13,464
    Deferred costs, new facilities                                                   (2,315)            (2,654)
    Acquisition of property and equipment                                            (8,507)           (17,660)
    Notes receivable                                                                  2,928                514
    Other investing activities                                                       (1,698)               726
                                                                                   --------           --------

    Net cash used in investing activities                                           (26,199)           (19,620)
                                                                                   --------           --------
Cash flows from financing activities:
    Long-term debt borrowing                                                         65,022             88,274
    Long-term debt repayment                                                        (74,092)           (59,193)
    Deferred financing costs                                                         (2,320)              (866)
    Issuance of common stock                                                            323                723
    Capital contributions by minority interests                                         334              1,408
    Distributions to minority interests                                              (3,412)            (1,892)
                                                                                   --------           --------

    Net cash provided by (used in) financing activities                             (14,145)            28,454
                                                                                   --------           --------

Increase (decrease) in cash and cash equivalents                                    (33,063)            11,114
Cash and cash equivalents, beginning of period                                       54,862             64,444
                                                                                   --------           --------
Cash and cash equivalents, end of period                                          $  21,799          $  75,558
                                                                                   ========           ========

Continental Medical Systems, Inc. and Subsidiaries

                                                                                         Six Months Ended
                                                                                            December 31,

                                                                                      1994              1993
- ---------------------------------------------------------------------------------------------------------------
                                                                                            (In thousands)
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest, net of amounts capitalized ($1,227
           in fiscal 1994)                                                        $  19,778         $  19,894
                                                                                   ========          ========
       Income taxes (net of refunds)                                              $   4,066         $   3,838
                                                                                   ========          ========

Supplemental schedule of noncash investing and financing activities:

    The company issued stock pursuant to various acquisition agreements           $   1,153         $   3,549
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

4.  Special charge:

During September through November of 1994, the Company received various unfavorable adjustments upon the final settlement of its 1991 and 1992 CMS Therapies Home Office Cost Reports and other CMS Therapies 1992 cost reports. As a result of the unfavorable settlements, which was the Company's first indication that adjustments to its estimates would be required, the Company performed a detail analysis of its due to/from

Continental Medical Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements


- --------------------------------------------------------------------------------

4.  Special charge (continued):

third party payors amounts for all open cost reports. Upon completion of its analysis during the second quarter of fiscal 1995, the Company recorded a special pre-tax charge of $13,398,000 to reflect the revision in the Company's estimate of amounts due to/from third party payors.

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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q/A Amendment No. 1 - For the Quarter ended December 31, 1994


- --------------------------------------------------------------------------------



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

The following table sets forth, for the periods indicated, net operating revenues for each of the Company's operating groups (in thousands):

                                  Three Months Ended                    Six Months Ended
                                     December 31,         Increase        December 31,         Increase
                                   1994         1993     (Decrease)      1994       1993      (Decrease)
- ---------------------------------------------------------------------------------------------------------
Net operating revenues:
- -----------------------
   Rehabilitation group          $134,972    $137,928     (2.1%)      $267,328   $275,015       (2.8%)
   Contract therapy services       86,263      85,172      1.3%        172,180    168,689        2.1%
   Physician services              22,584      25,619    (11.8%)        47,275     54,698      (13.6%)
   Other                            1,820         322      N/M           2,249        401        N/M
                                 --------    --------    -------      --------   --------       ------
                                 $245,639    $249,041     (1.4%)      $489,032   $498,803       (2.0%)
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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q/A Amendment No. 1 - For the Quarter ended December 31, 1994


- --------------------------------------------------------------------------------


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

Income (loss) from Operations declined to ($6,604,000) for the three months ended December 31, 1994 from $6,339,000 in the comparative quarter of the prior year. During the six months ended December 31, 1994, income from operations decreased to $4,388,000 from $19,705,000 for the same period in the prior year. The decrease in the Company's income (loss) from operations for the second quarter and six months of fiscal 1995 resulted from the Company's fiscal 1995 second quarter special charge, offset, in part, by lower interest and depreciation and amortization expenses.

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

Rehabilitation Group:

The following table sets forth, for the periods indicated, net operating revenues for the rehabilitation group (in thousands):

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q/A Amendment No. 1 - For the Quarter ended December 31, 1994

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net Operating Revenues and Income (Loss) from Operations (continued)

                                         Three Months Ended         %           Six Months Ended         %
                                            December 31,         Increase        December 31,         Increase
                                          1994         1993     (Decrease)      1994       1993      (Decrease)
- ----------------------------------------------------------------------------------------------------------------
Net operating revenues:
 Rehabilitation group
  Hospitals (fiscal year of opening)
   Pre-1994 (32 hospitals)              $117,559    $116,829        0.6%      $235,236  $234,942         0.1%
   Fiscal 1994 (4 hospitals)              11,456       5,466      109.6%        22,040     8,710       153.0%
   Fiscal 1995 (1 hospital)                2,337                  100.0%         2,469                 100.0%
   Divested facilities (2 hospitals)                   6,876        N/M                   13,662         N/M
                                        --------    --------      ------      --------  --------       ------
                                         131,352     129,171        1.7%       259,745   257,314         0.9%
Other rehab related                        3,620       8,757      (58.7%)        7,583    17,701       (57.2%)
                                        --------    --------     -------      --------  --------       ------
Total rehabilitation group              $134,972    $137,928       (2.1%)     $267,328  $275,015        (2.8%)
                                        ========    ========     =======      ========  ========       ======

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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q/A Amendment No. 1 - For the Quarter ended December 31, 1994

- --------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Net Operating Revenues and Income (Loss) from Operations (continued)

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

Below are selected statistics for the Pre-1994 Hospitals:

                                          Three Months Ended                     Six Months Ended
                                             December 31,                         December 31,
                                             1994     1993      % Change        1994         1993      % Change
- -----------------------------------------------------------------------------------------------------------------
Occupancy percentage                        69.4%     64.3%       7.9%           69.2%       64.3%       7.6%
Admissions                                 5,839     5,561        5.0%         11,702      10,898        7.4%
Average length of stay (days)               22.6      22.4        0.9%           22.5        22.6       (0.4%)
Patient days                             133,586   123,605        8.1%        266,354     245,149        8.6%
Outpatient treatments                    702,968   636,929       10.4%      1,417,742   1,276,950       11.0%
Outpatient % of net operating revenue       17.5%     16.6%       5.4%           17.6%       17.1%       2.9%

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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q/A Amendment No. 1 - For the Quarter ended December 31, 1994

- --------------------------------------------------------------------------------


RESULTS OF OPERATIONS

Net Operating Revenues and Income (Loss) from Operations (continued)

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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q/A Amendment No. 1 - For the Quarter ended December 31, 1994

- --------------------------------------------------------------------------------


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

The following tables set forth, for the periods indicated, filled days by discipline:

                                 Three Months Ended
                                    December 31,
________________________________________________________________________________

                          1994                 1993                %
                          # of                 # of             Increase
                          days       %         days      %     (Decrease)
                        ------     -----     ------    -----   ----------
Physicians:

  Primary care           9,431      28.1     11,963     33.0     (21.2%)
  Specialty care        11,752      35.0     12,586     34.8     ( 6.6%)
Allied professionals    12,360      36.9     11,638     32.2       6.2%
                        ------     -----     ------    -----     -------
                        33,543     100.0     36,187    100.0     ( 7.3%)
                        ======     =====     ======    =====     =======

                                  Six Months Ended
                                     December 31,
________________________________________________________________________________

                          1994                 1993                %
                          # of                 # of             Increase
                          days       %         days      %     (Decrease)
                        ------     -----     ------    -----   ----------
Physicians:
  Primary care          19,426      28.1     23,225     30.6     (16.4%)
  Specialty care        25,318      36.6     27,805     36.6     ( 8.9%)
Allied professionals    24,497      35.3     24,889     32.8     ( 1.6%)
                        ------     -----     ------    -----     -------
                        69,241     100.0     75,919    100.0     ( 8.8%)
                        ======     =====     ======    =====     =======

The decline in total filled days is due to reduced demand for specialty physicians locum tenens services and additional competition in local markets along with the effect of the consolidation of the Company's primary care

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q/A Amendment No. 1 - For the Quarter ended December 31, 1994

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

physician product lines. Allied professionals represent approximately 22% of physician services net operating revenues for the three and six months ended December 31, 1994. The Company believes the primary care physician product line has greater long-term growth prospects than its specialist product line.

Cost of Services

Cost of services for the second quarter of fiscal 1995 totalled $220,525,000 compared to $223,217,000 for the comparative quarter of the prior year. Cost of services year to date in fiscal 1995 totalled $435,118,000 compared to $441,319,000 for the comparative prior year. Decreases in cost of services over both the comparative second quarter and year to date time periods were due primarily to operations divested during the prior fiscal year and lower lease and other operating expenses as a result of the Company's fourth quarter fiscal 1994 restructuring. The Company's largest component of cost of services are salaries, wages and benefits.

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

Special Charge

The Company has taken a special pre-tax charge of $13,398,000 in the second quarter and expects to record an increase in this special charge in its third quarter. Based on current information, the third quarter charge is estimated to be $5,000,000 before taxes and will reflect the elimination of staff positions, office lease terminations and certain other costs of the changes being implemented during the third quarter.

During September through November of 1994, the Company received various unfavorable adjustments upon the final settlement of its 1991 and 1992 CMS Therapies Home Office Cost Reports and other CMS Therapies 1992 cost reports. As a result of the unfavorable settlement, which was the Company's first indication that adjustments to its estimates would be required, the Company performed a detail analysis of its due to/from third party payor amounts for all open cost reports. Upon completion of its analysis during the second quarter of fiscal 1995, the Company recorded a $13,398,000 special pre-tax charge to reflect the revision in the Company's estimate of amounts due to/from third party payors. The final settlement of the various cost reports will take place over a period of several years. Management expects cash flow from operations will be sufficient to meet additional estimated amounts due to third party payors when the respective cost reports are final settled and believes the effect of the estimated $5,000,000 third quarter charge on liquidity to be minimal.

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q/A Amendment No. 1 - For the Quarter ended December 31, 1994

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

The Company's ongoing working capital requirements relate principally to routine capital expenditures, future development projects, potential acquisitions and activities within its contract therapy and physician services companies. The Company currently has no new hospital construction in progress. The Company currently estimates that its fiscal 1995 capital requirements will consist of capital maintenance and improvements at existing

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
  Results of Operations

Form 10-Q/A Amendment No. 1 - For the Quarter ended December 31, 1994


- --------------------------------------------------------------------------------


RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY (continued)

facilities in the normal course of business and will be funded through the Company's operating cash flow or its credit facility. Pursuant to contingent deferred payment provisions of certain acquisition agreements, the Company expects that additional capital may be required to pay the sellers of the acquired companies through fiscal 1997, based upon the earnings of the acquired companies.

The Company has historically expanded its business, in part, through selective acquisitions and intends to pursue additional acquisition opportunities from time to time. It is anticipated that future acquisitions will be funded through the issuance of capital stock and payment of cash and other consideration. Management believes that current sources of capital are sufficient to meet the needs of the Company's business for fiscal 1995 and for the future. Liquidity on a short-term basis will be provided internally from the Company's operating cash flow and externally from its bank credit facility. At December 31, 1994 the Company had $167,798,000 of unused borrowing capacity (subject to applicable covenants which may limit borrowing capacity) under its credit facility, of which $15,798,000 is available in the form of letters of credit.

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

                             Original   Fiscal 1994  Balance   Fiscal 1995   Balance
                            Provision     Activity   6/30/94     Activity   12/31/94
                            ---------     --------   -------     --------   --------
Impairment of Assets          $50,244    ($41,406)   $ 8,838      $  337     $ 9,175
Consolidation and
 Reorganization                22,842    ( 13,807)     9,035     ( 4,490)      4,545
Employee and Other Costs        1,748    (    827)       921     (   498)        423
                              -------    ---------   -------     --------    -------
Total
                              $74,834    ($56,040)   $18,794     ($4,651)    $14,143
                              =======    =========   =======     ========    =======

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

Signature

Form 10-Q/A - Amendment No. 1 - For the Quarter ended December 31, 1994

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