Form 10-Q/A
period 1995-03-31
CONTINENTAL MEDICAL SYSTEMS INC /DE/
filed 1995-06-02
CIK 802284

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

                         Commission file number 0-15088


                       CONTINENTAL MEDICAL SYSTEMS, INC.
            (Exact name of registrant as specified in its charter)


        Delaware                                        51-0287965
  (State of incorporation)                 (I.R.S. Employer Identification No.)

                                600 Wilson Lane
                                  P.O. Box 715
                            Mechanicsburg, PA  17055
                        Telephone Number (717) 790-8300
                    --------------------------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days:

          Yes   X                             No
              -----                              ------


As of April 30, 1995, there were 38,631,536 shares of the Registrant's $.01 par value Common Stock outstanding.

================================================================================

Continental Medical Systems, Inc. and Subsidiaries

Index

Form 10-Q/A Amendment No. 1 - For the Quarter ended March 31, 1995

- --------------------------------------------------------------------------------

                         PART I. FINANCIAL INFORMATION

                                                                       Page No.
                                                                       --------
Item 1.  Consolidated Financial Statements:

         Consolidated Balance Sheets
          March 31, 1995 and June 30, 1994...........................         1

         Consolidated Statements of Operations
          Three months ended March 31, 1995 and 1994.................         2

         Consolidated Statement of Stockholders' Equity
          Three months ended March 31, 1995..........................         3

         Consolidated Statements of Cash Flows
          Three months ended March 31, 1995 and 1994.................       4-5

         Notes to Consolidated Financial Statements..................       6-8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................      9-18

Signature............................................................        19

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 1995 and June 30, 1994


                                                                                 March 31,          June 30,
Assets                                                                              1995              1994
- -----------------------------------------------------------------------------------------------------------------------------------
                                                                              (In thousands, except share data)
Current assets:
   Cash and cash equivalents                                                    $   23,142        $   54,862
   Accounts receivable, net of allowance for doubtful accounts
       ($21,366, March 31, 1995 and $16,685, June 30, 1994)                        216,025           232,198
   Other receivables                                                                14,120            10,778
   Prepaid expenses                                                                 15,197            13,720
   Prepaid income taxes                                                              2,958             4,319
   Deferred income taxes                                                            12,569             5,610
                                                                                 ---------         ---------
                                                                                   284,011           321,487
                                                                                 ---------         ---------
Property and equipment, net                                                        240,464           252,023
                                                                                 ---------         ---------
Other:
   Goodwill, net                                                                    89,871            72,613
   Investments, principally affiliates                                              19,164            21,804
   Notes receivable                                                                 29,390            31,454
   Deferred income taxes                                                             7,008            14,357
   Deferred costs, new facilities, net                                              15,268            20,885
   Other assets                                                                     36,992            32,119
                                                                                 ---------         ---------
                                                                                   197,693           193,232
                                                                                 ---------         ---------
                                                                                $  722,168        $  766,742
                                                                                 =========         =========

Liabilities and Stockholders' Equity
- ----------------------------------------------------------------------------------------------------------------------------------
Current liabilities:
   Current portion of long-term debt                                            $    3,056        $    4,013
   Accounts payable                                                                 19,072            28,615
   Accrued expenses                                                                101,312            97,780
   Due to third-party payors                                                        21,974            24,676
                                                                                 ---------         ---------
                                                                                   145,414           155,084

Long-term debt, net of current portion                                             310,895           353,752
Other liabilities                                                                    9,033             7,391
                                                                                 ---------         ---------
                                                                                   465,342           516,227
                                                                                 ---------         ---------

Minority interests                                                                  15,506            14,963
                                                                                 ---------         ---------

Contingencies (Note 3)

Stockholders' equity:
   Preferred stock, $.01 par; authorized 10,000,000 shares; None issued
   Common stock, $.01 par; authorized 80,000,000 shares; 38,623,786 shares
      issued and outstanding, March 31, 1995 (38,359,245, June 30, 1994)               386               384
   Capital in excess of par                                                        194,485           192,573
   Retained earnings                                                                46,449            42,595
                                                                                 ---------         ---------

                                                                                   241,320           235,552
                                                                                 ---------         ---------
                                                                                $  722,168        $  766,742
                                                                                 =========         =========

See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries


Consolidated Statements of Operations

                                                                      Three Months Ended                      Nine Months Ended
                                                                         March 31,                               March 31,

                                                              1995                1994               1995               1994
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                           (In thousands, except per share data)

Net operating revenues                                   $    249,331        $    252,986       $     738,363      $     751,789

Costs and expenses:
    Cost of services                                          220,800             226,315             655,918            667,634
    Interest expense                                            8,669               9,685              26,363             28,688
    Depreciation and amortization                               9,518               9,710              27,952             28,486
    Special charge (Note 4)                                     5,045                                  18,443
                                                         ------------        ------------       -------------      -------------
                                                              244,032             245,710             728,676            724,808

Income from operations                                          5,299               7,276               9,687             26,981
Other income, principally interest                                915                 776               2,361              2,538
                                                         ------------        ------------       -------------      -------------

Income before minority interests,
    income taxes and extraordinary gain                         6,214               8,052              12,048             29,519
Minority interests                                             (2,126)             (1,042)             (5,197)            (3,416)
                                                         ------------        ------------       -------------      -------------

Income before income taxes and extraordinary gain               4,088               7,010               6,851             26,103
Income taxes                                                    2,284               2,840               4,955             10,572
                                                         ------------        ------------       -------------      -------------

Net income before extraordinary gain                            1,804               4,170               1,896             15,531
Extraordinary gain, net of income taxes (Note 5)                1,958                                   1,958
                                                         ------------        ------------       -------------      -------------

Net income                                               $      3,762        $      4,170       $       3,854      $      15,531
                                                         ============        ============       =============      =============

Net income per common share and
     common equivalent share (Note 6):
          Net income before extraordinary gain           $      0.05         $       0.11      $         0.05       $        0.40
          Extraordinary gain                                    0.05                                     0.05
                                                         ------------        ------------       -------------      -------------
          Net income                                     $       0.10        $       0.11       $        0.10      $        0.40
                                                         ============        ============       =============      =============


Weighted average number of shares outstanding              39,535,492          38,835,178          39,530,243         38,609,729




See notes to consolidated financial statements.

Continental  Medical  Systems,  Inc.  and  Subsidiaries


Consolidated Statement of Stockholders' Equity

Nine Months Ended March 31, 1995

- --------------------------------------------------------------------------------



                                                 Common Stock
                                              ------------------------        Capital
                                                Shares                       in excess        Retained
                                                issued          Amount        of par          earnings        Total
                                              -------------------------------------------------------------------------------
                                                                    (In thousands, except shares issued)
Balance, July 1, 1994                        38,359,245      $     384    $  192,573       $ 42,595       $ 235,552

Stock issued pursuant to:
    Employee benefit plans                      133,032              1           760                            761
    Acquisition agreements                      131,509              1         1,152                          1,153

Net income for the nine months                                                                3,854           3,854
                                             ----------      ---------    ----------       --------       ---------
Balance, March 31, 1995                      38,623,786      $     386    $  194,485       $ 46,449       $ 241,320
                                             ==========      =========    ==========       ========       =========





See notes to consolidated financial statements.

Continental Medical Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows


                                                                                     Nine Months Ended
                                                                                          March 31,
                                                                                    1995            1994
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                       (In thousands)
Cash flows from operating activities:
    Net income                                                                  $     3,854       $   15,531
                                                                                -----------       ----------
    Adjustments:
       Depreciation and amortization                                                 27,952           28,486
       Other                                                                          3,400             (222)
       Special charge                                                                18,443
       Extraordinary gain, net of taxes                                              (1,958)
       Increase (decrease) in cash from changes in assets and liabilities, excluding effects of acquisitions and dispositions:
              Accounts receivable                                                    15,574          (28,705)
              Other assets                                                          (10,480)          (7,212)
              Accounts payable and accrued expenses                                 (14,410)          10,522
              Other liabilities                                                     (16,049)          (2,921)
              Income taxes                                                              572            6,557
                                                                                -----------       ----------
    Total adjustments                                                                23,044            6,505
                                                                                -----------       ----------
    Net cash provided by operating activities                                        26,898           22,036
                                                                                -----------       ----------


Cash flows from investing activities:
    Payments pursuant to acquisition agreements, net of cash acquired               (18,132)         (14,689)
    Cash proceeds from sale of property and equipment                                15,735           13,835
    Deferred costs, new facilities                                                   (2,652)          (1,839)
    Acquisition of property and equipment                                           (11,907)         (20,857)
    Notes receivable                                                                  2,299             (279)
    Other investing activities                                                       (2,944)          (2,975)
                                                                                -----------       ----------

    Net cash used in investing activities                                           (17,601)         (26,804)
                                                                                -----------       ----------


Cash flows from financing activities:
    Long-term debt borrowing                                                        105,131           88,329
    Long-term debt repayment                                                       (141,322)         (97,291)
    Deferred financing costs                                                         (3,102)            (910)
    Issuance of common stock                                                            761            1,280
    Capital contributions by minority interests                                         361            1,608
    Distributions to minority interests                                              (2,846)          (2,523)
                                                                                -----------       ----------
    Net cash used in financing activities                                           (41,017)          (9,507)
                                                                                -----------       ----------
Decrease in cash and cash equivalents                                               (31,720)         (14,275)
Cash and cash equivalents, beginning of period                                       54,862           64,444
                                                                                -----------       ----------
Cash and cash equivalents, end of period                                        $    23,142       $   50,169
                                                                                ===========       ==========

Continental Medical Systems, Inc. and Subsidiaries


                                                                                  Nine Months Ended
                                                                                      March 31,

                                                                               1995              1994
- ---------------------------------------------------------------------------------------------------------
                                                                                   (In thousands)
Supplemental disclosures of cash flow information:
    Cash paid during the period for:
       Interest, net of amounts capitalized ($1,500
           in fiscal 1994)                                                    $  30,394         $  31,058
                                                                               ========          ========
       Income taxes (net of refunds)                                          $   4,934         $   4,785
                                                                               ========          ========


Supplemental schedule of noncash investing and financing activities:

    The company issued stock pursuant to various acquisition agreements       $   1,153         $   3,549
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

4.  Special charge:

During the third and second quarters of fiscal 1995, special pre-tax charges of $5,045,000 and $13,398,000 were recorded, respectively. The third quarter special charge reflects the costs of eliminating management and staff positions, office lease terminations and certain other costs of the changes implemented during the third quarter at CMS Therapies, Inc.

The Company received various adjustments upon the final settlement of its 1991 and 1992 CMS Therapies Home Office Cost Reports and other CMS Therapies 1992 cost reports. As a result of the settlements, which was the Company's first indication that adjustments to its estimates would be required, the Company performed a detail analysis of its due to/from third party payors amounts for all open cost reports. Upon completion of its analysis during the second quarter of fiscal 1995, the Company recorded the second quarter special charge to reflect the revision in the Company's estimate of amounts due to/from third party payors.

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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Anaylsis of Financial Condition and
 Results of Operations

Form 10-Q/A Amendment No. 1 - For the Quarter ended March 31, 1995



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

The following table sets forth, for the periods indicated, net operating revenues for each of the Company's operating groups (in thousands):


                            Three Months Ended                    Nine Months Ended
                                March 31,          Increase           March 31,           Increase
                                    1995         1994    (Decrease)       1995          1994    (Decrease)
- ------------------------------------------------------------------------------------------------------------------
Net operating revenues:
- -----------------------
  Rehabilitation group            $139,367     $141,331    (1.4%)     $406,696        $416,278     (2.3%)
  Contract therapy services         85,999       86,075     0.1%)      258,179         254,764      1.3%
  Physician services                22,386       25,231   (11.3%)       69,661          79,930    (12.8%)
  Other                              1,579          349      N/M         3,827             817       N/M
                                  --------     --------   -------     --------        --------    -------
                                  $249,331     $252,986    (1.4%)     $738,363        $751,789     (1.8%)
                                  ========     ========   =======     ========        ========    =======




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

Continental Medical System, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Conditions and
 Results of Operations

Form 10-Q/A Amendment No. 1 - For the Quarter ended March 31, 1995

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

Income from operations declined to $5,299,000, for the three months ended March 31, 1995 from $7,276,000 in the comparative quarter of the prior year. During the nine months ended March 31, 1995, income from operations decreased to $9,687,000, from $26,981,000, for the same period in the prior year. The decrease in the Company's income from operations for the three months ended March 31, 1995 versus the comparative quarter of the prior year resulted from the fiscal 95 third quarter increase in the Company's special charge which was offset, in part, by decreases in the Company's cost of services. The decrease in the Company's income from operations for the nine months ended March 31, 1995 versus the comparative period of the prior year resulted from the special charge taken in the Company's fiscal 1995 second and third quarters, which was offset, in part, by lower cost of services, as well as lower depreciation and amortization and interest expense.

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

Form 10-Q/A Amendment No. 1 - For the Quarter ended March 31, 1995

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net Operating Revenues and Income from Operations (continued)

                                                  Three Months Ended          %           Nine Months Ended         %
                                                       March 31,           Increase            March 31,         Increase
                                                  1995          1994      (Decrease)      1995         1994     (Decrease)
- ----------------------------------------------------------------------------------------------------------------------------
Net operating revenues:
 Rehabilitation group
  Hospitals (fiscal year of opening)
   Pre-1994 (32 hospitals)                      $121,490      $118,096        2.9%      $356,726     $352,670       1.2%
   Fiscal 1994 (4 hospitals)                      11,676         7,836       49.0%        33,850       16,546     104.6%
   Fiscal 1995 (1 hospital)                        3,066                    100.0%         5,403                  100.0%
   Divested facilities (2 hospitals)                             6,920       N/M                       20,582       N/M
                                                --------      --------     -------      --------     --------     ------
                                                 136,232       132,852        2.5%       395,979      389,798       1.6%
 Other rehab related                               3,135         8,479      (63.0%)       10,717       26,480     (59.5%)
                                                --------      --------     -------      --------     --------     ------
 Total rehabilitation group                     $139,367      $141,331       (1.4%)     $406,696     $416,278      (2.3%)
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

Form 10-Q/A Amendment No. 1 - For the Quarter ended March 31, 1995

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

Below are selected statistics for the Pre-1994 Hospitals:


                                  Three Months Ended                             Nine Months Ended
                                       March 31,                                     March 31,
                                           1995           1994       % Change            1995           1994      % Change
- ---------------------------------------------------------------------------------------------------------------------------
Occupancy percentage                      72.6%            69.0%       5.2%             70.3%            65.7%       7.0%
Admissions                                6,325            6,010       5.2%            18,027           16,908       6.6%
Average length of stay (days)              22.0             21.9       0.5%              22.3             22.4       (.4%)
Patient days                            137,437          127,892       7.5%           403,791          375,094       7.7%
Outpatient treatments                   739,295          619,350      19.4%         2,157,037        1,896,300      13.7%
Outpatient % of net operating revenue     17.4%            15.6%      11.5%             17.5%            16.6%       5.4%


Outpatient treatments for the Pre-1994 Hospitals increased 19.4% and 13.7% for the three and nine months ended March 31, 1995, respectively over the comparative periods in the prior year, which reflects the demand for these services.

Occupancy percentage for the Pre-1994 Hospitals for the third quarter of fiscal 1995 was 72.6% as compared to 69.0% during the comparative quarter of the prior year. Those same facilities' occupancy percentage for the nine

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q/A Amendment No. 1 - For the Quarter ended March 31, 1995

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

Net Operating Revenues and Income from Operations (continued)

Rehabilitation Group (continued):

months ended March 31, 1995 was 70.3% compared to 65.7% during the same period in the prior year. This increase in occupancy percentage was primarily due to an increase in admissions during the first nine months of fiscal 1995. Average length of stay remained relatively consistent for the comparative three and nine months ended March 31, 1995 and 1994. Certain reimbursement methodologies, including those under the Tax Equity and Fiscal Responsibility Act ("TEFRA") regulations, applicable to Medicare reimbursement, make the number of admissions, in addition to occupancy percentages and average length of stay, important in monitoring the results of the hospitals as revenue growth becomes increasingly dependent upon patient volume. As of March 31, 1995, the Company had 18 hospitals subject to TEFRA regulations.

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

Form 10-Q/A Amendment No. 1 - For the Quarter ended March 31, 1995

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

The following tables set forth, for the periods indicated, filled days by discipline:


                                            Three Months Ended
                                                 March 31,
- -------------------------------------------------------------------------------

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
                              ======   =====       ======  =====       =======



                                      Nine Months Ended
                                          March 31,
- --------------------------------------------------------------------------------
                              1995                  1994                   %
                              # of                  # of               Increase
                              days        %         days       %      (Decrease)
                              ----      -----       ----     -----    ----------
Physicians:
  Primary care                29,955    28.9       35,333   31.7       (15.2%)
  Specialty care              36,372    35.0       39,833   35.7       ( 8.7%)
Allied professionals          37,467    36.1       36,371   32.6         3.0%
                             -------   -----      -------  -----       -------
                             103,794   100.0      111,537  100.0       ( 6.9%)
                             =======   =====      =======  =====       =======


Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations

Form 10-Q/A Amendment No. 1 - For the Quarter ended March 31, 1995

- --------------------------------------------------------------------------------

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

Cost of Services

Cost of services for the third quarter of fiscal 1995 was $220,800,000, compared to $226,315,000 for the comparative quarter of the prior year. Cost of services year to date in fiscal 1995 totalled $655,918,000 compared to $667,634,000 for the comparative prior year period. The decreases in cost of services for the comparative three and nine month periods were primarily due to lower lease and other operating expenses as a result of the Company's fourth quarter fiscal 1994 restructuring. The Company's largest component of cost of services are salaries, wages and benefits.

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

Prior to the third quarter, the Company received various adjustments upon the final settlement of its 1991 and 1992 CMS Therapies Home Office Cost Reports and other CMS Therapies 1992 cost reports. As a result of the settlements, which was the Company's first indication that adjustments to its estimates would be required, the Company performed a detail analysis of its due to/from third party payors amounts for all open cost reports. Upon completion of its analysis during the second quarter of fiscal 1995, the Company recorded a

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations


Form 10-Q/A Amendment No. 1 - For the Quarter ended March 31, 1995

- --------------------------------------------------------------------------------

RESULTS OF OPERATIONS

second quarter special charge to reflect the revision in the Company's estimate of amounts due to/from third party payors. The final settlement of the various cost reports will take place over a period of several years. Management expects cash flow from operations will be sufficient to meet additional estimated amounts due to third party payors when the respective cost reports are final settled.

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

The Company's ongoing working capital requirements relate principally to routine capital expenditures, future development projects, potential acquisitions and activities within its contract therapy and physician services

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations


Form 10-Q/A Amendment No. 1 - For the Quarter ended March 31, 1995

- --------------------------------------------------------------------------------


RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY (continued)

companies. The Company currently has no new hospital construction in progress. The Company currently estimates that its capital requirements for the foreseeable future will consist of capital maintenance and improvements at existing facilities in the normal course of business and will be funded through the Company's operating cash flow or its credit facility. Pursuant to contingent deferred payment provisions of certain acquisition agreements, the Company expects that additional capital may be required to pay the sellers of the acquired companies through fiscal 1997, based upon the earnings of the acquired companies.

The Company has historically expanded its business, in part, through selective acquisitions and intends to pursue additional acquisition opportunities from time to time. It is anticipated that future acquisitions will be funded through the issuance of capital stock and payment of cash and other consideration. Management believes that current sources of capital are sufficient to meet the needs of the Company's business for the future. Liquidity on a short-term basis will be provided internally from the Company's operating cash flow and externally from its bank credit facility. At March 31, 1995 the Company had $162,915,000 of unused borrowing capacity (subject to applicable covenants which may limit borrowing capacity) under its credit facility, of which $15,915,000 is available in the form of letters of credit.

During the third quarter, the Company completed the sale of the land and building comprising its former Rocky Mountain facility in Aurora, Colorado which was contracted for in June 1994. The sale was completed with the former joint venture partner in the Rocky Mountain facility, HealthOne of Denver, Colorado.

On March 31, 1995, the Company and Horizon Healthcare Corporation, a Delaware Corporation (Horizon), agreed to a strategic merger. Under the terms of the Agreement and Plan of Merger (Merger Agreement), upon effective time of the merger a wholly owned subsidiary of Horizon will merge into the Company and Horizon will change its name to Horizon/CMS Healthcare Corporation. The Company will continue in existence as a wholly owned subsidiary of Horizon/CMS Healthcare Corporation.

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

Continental Medical Systems, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and
 Results of Operations


Form 10-Q/A Amendment No. 1 - For the Quarter ended March 31, 1995

- --------------------------------------------------------------------------------


RESULTS OF OPERATIONS

CAPITAL RESOURCES AND LIQUIDITY (continued)

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

During the third and second quarters of fiscal 1995, special charges of $5,045,000 and $13,398,000, were recorded, respectively. The Company believes that the effect of these charges on liquidity will be minimal.

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


                          Original  Fiscal 1994 Balance   Fiscal 1995  Balance
                         Provision   Activity   6/30/94     Activity   3/31/95
                         ---------   --------   -------     --------   -------
Impairment of Assets     $50,244    ($41,406)  $ 8,838     $   682     $ 9,520
Consolidation and
 Reorganization           22,842    ( 13,807)    9,035     ( 6,347)      2,688
Employee and Other Costs   1,748    (    827)      921     (   527)        394
                         -------    ---------  -------     --------    -------
Total                    $74,834    ($56,040)  $18,794     $(6,192)    $12,602
                         =======    =========  =======     ========    =======


During the fiscal year, operating facilities and office locations of the Company were visited or contacted by representatives of the U.S. Justice Department for the purpose of interviewing certain of its employees and reviewing certain documents. The Company is cooperating with the Justice Department inquiries. The Company's management is not aware of any Company practices of the type covered by the Justice Department inquiries, or otherwise, that are not in compliance with the rules and regulations applicable to its operations. The Company is unable to predict what effect, if any, these inquiries will have on the Company's business.

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


                                    CONTINENTAL MEDICAL SYSTEMS, INC.



     Date:   June 1,1995            By:   /S/  Dennis L. Lehman
                                       --------------------------
                                    Dennis L. Lehman
                                    Senior Vice-President - Finance
                                    and Chief Financial Officer


                                    Signing on the behalf of the registrant and as principal financial officer.